Form 10-Q
period 2020-06-30
Jamf Holding Corp.
filed 2020-09-02
CIK 1721947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-39399

JAMF HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		82-3031543 (I.R.S. Employer Identification No.)
100 Washington Ave S, Suite 1100 Minneapolis, MN 55401 (Address of principal executive offices)

(612) 605-6625

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	JAMF	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☒
Smaller reporting company ☐		Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On August 26, 2020, the Registrant had 116,448,284 shares of common stock, $0.001 par value, outstanding.

Jamf Holding Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMF HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,424	$32,433
Trade accounts receivable, net	53,275	46,513
Income taxes receivable	554	14
Deferred contract costs	7,270	5,553
Prepaid expenses	10,880	10,935
Other current assets	6,314	3,133
Total current assets	116,717	98,581
Equipment and leasehold improvements, net	11,494	12,477
Goodwill	539,818	539,818
Other intangible assets, net	218,430	235,099
Deferred contract costs	20,334	16,234
Other assets	2,557	2,599
Total assets	$909,350	$904,808
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,909	$3,684
Accrued liabilities	26,099	26,927
Income taxes payable	1,081	819
Deferred revenues	130,309	120,089
Total current liabilities	161,398	151,519
Deferred revenues, noncurrent	27,429	20,621
Deferred tax liability	14,913	18,133
Debt	201,891	201,319
Other liabilities	6,876	9,338
Total liabilities	412,507	400,930
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 132,000,000 shares authorized, 102,862,404 and 102,843,612 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	103	103
Additional paid‑in capital	570,434	568,756
Accumulated deficit	(73,694)	(64,981)
Total stockholders’ equity	496,843	503,878
Total liabilities and stockholders’ equity	$909,350	$904,808

The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Subscription	$52,978	$37,216	$103,056	$70,956
Services	2,451	4,794	6,461	9,295
License	6,802	6,300	13,104	12,187
Total revenue	62,231	48,310	122,621	92,438
Cost of revenue:
Cost of subscription (exclusive of amortization shown below)	8,762	7,423	18,010	14,380
Cost of services (exclusive of amortization shown below)	2,207	3,549	5,293	7,192
Amortization expense	2,678	2,513	5,355	4,954
Total cost of revenue	13,647	13,485	28,658	26,526
Gross profit	48,584	34,825	93,963	65,912
Operating expenses:
Sales and marketing	20,202	16,612	42,484	31,888
Research and development	11,929	9,491	24,546	18,534
General and administrative	6,603	7,534	17,892	14,797
Amortization expense	5,634	5,626	11,308	11,259
Total operating expenses	44,368	39,263	96,230	76,478
Income (loss) from operations	4,216	(4,438)	(2,267)	(10,566)
Interest expense, net	(4,690)	(5,481)	(9,468)	(10,952)
Foreign currency transaction loss	(13)	(197)	(317)	(450)
Other income, net	36	55	91	110
Loss before income tax benefit	(451)	(10,061)	(11,961)	(21,858)
Income tax benefit	28	2,390	3,248	5,177
Net loss	$(423)	$(7,671)	$(8,713)	$(16,681)
Net loss per share, basic and diluted	$(0.00)	$(0.07)	$(0.08)	$(0.16)
Weighted‑average shares used to compute net loss per share, basic and diluted	102,862,404	102,709,405	102,861,475	102,694,756

The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

	Stock Class		Additional
	Common		Paid‑In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended June 30, 2020:

Balance, March 31, 2020	102,862,404	$103	$569,670	$(73,271)	$496,502
Issuance of common stock	—	—	—	—	—
Share‑based compensation	—	—	764	—	764
Net loss	—	—	—	(423)	(423)
Balance, June 30, 2020	102,862,404	$103	$570,434	$(73,694)	$496,843

Three Months Ended June 30, 2019:

Balance, March 31, 2019	102,692,784	$103	$566,177	$(41,391)	$524,889
Issuance of common stock	76,540	—	422	—	422
Share‑based compensation	—	—	649	—	649
Net loss	—	—	—	(7,671)	(7,671)
Balance, June 30, 2019	102,769,324	$103	$567,248	$(49,062)	$518,289

Six Months Ended June 30, 2020:

Balance, December 31, 2019	102,843,612	$103	$568,756	$(64,981)	$503,878
Issuance of common stock	18,792	—	103	—	103
Share‑based compensation	—	—	1,575	—	1,575
Net loss	—	—	—	(8,713)	(8,713)
Balance, June 30, 2020	102,862,404	$103	$570,434	$(73,694)	$496,843

Six Months Ended June 30, 2019:

Balance, December 31, 2018	102,649,701	$103	$565,372	$(32,381)	$533,094
Issuance of common stock	119,623	—	658	—	658
Share‑based compensation	—	—	1,218	—	1,218
Net loss	—	—	—	(16,681)	(16,681)
Balance, June 30, 2019	102,769,324	$103	$567,248	$(49,062)	$518,289

The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(8,713)	$(16,681)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	19,002	18,085
Amortization of deferred contract costs	4,218	2,795
Amortization of debt issuance costs	571	571
Provision for bad debt expense and returns	812	—
Loss (gain) on disposal of equipment and leasehold improvements	12	(7)
Share‑based compensation	1,575	1,218
Deferred taxes	(3,217)	(5,407)
Adjustment to contingent consideration	(3,700)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(7,374)	(10,637)
Income tax receivable/payable	(278)	(226)
Prepaid expenses and other assets	429	(2,663)
Deferred contract costs	(10,035)	(8,701)
Accounts payable	258	(1,437)
Accrued liabilities	(2,371)	(828)
Deferred revenue	17,028	14,207
Other liabilities	1,240	(8)
Net cash provided by (used in) operating activities	9,457	(9,719)
Cash flows from investing activities
Acquisition, net of cash acquired	—	(35,306)
Purchases of equipment and leasehold improvements	(1,366)	(3,319)
Net cash used in investing activities	(1,366)	(38,625)
Cash flows from financing activities
Proceeds from credit agreements	—	40,000
Debt issuance costs	—	(1,550)
Cash paid for offering costs	(2,203)	—
Proceeds from the exercise of stock options	103	656
Net cash provided by (used in) financing activities	(2,100)	39,106
Net increase (decrease) in cash	5,991	(9,238)
Cash, beginning of period	32,433	39,240
Cash, end of period	$38,424	$30,002
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,262	$10,568
Cash paid for income taxes, net of refunds	411	451
Offering costs, accrued but not yet paid	2,865	—

The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of presentation and description of business

Description of business

Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company”, “we”, “us” or “our.” We are the standard in Apple Enterprise Management, and our cloud software platform is the only vertically-focused Apple infrastructure and security platform of scale in the world. We help organizations connect, manage and protect Apple products, apps and corporate resources in the cloud without ever having to touch the devices. With our products, Apple devices can be deployed to employees brand new in the shrink-wrapped box, automatically set up and personalized at first power-on and continuously administered throughout the life of the device. Our customers are located throughout the world.

Emerging growth company status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of our offering, (b) in which our total annual gross revenue is at least $1.07 billion or (c) when we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company.

Vista Equity Partners acquisition

On November 13, 2017, Vista Equity Partners ("Vista") acquired a majority share of all the issued and outstanding shares of the Company at the purchase price of $733.8 million (the "Vista Acquisition"). As of June 30, 2020, funds controlled by Vista owned approximately 89.5% of our outstanding common stock.

Unaudited Interim Consolidated Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2020, the consolidated statements of operations and of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 and the related footnote disclosures are unaudited. These unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. The results for

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future period.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future and include, but are not limited to, revenue recognition, stock-based compensation, commissions, goodwill and accounting for income taxes. Actual results could differ from those estimates.

Segment and Geographic Information

Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment.

Revenue by geographic region as determined based on the end user customer address was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Revenue:
The Americas	$49,558	$36,537	$97,879	$70,521
Europe, the Middle East, India, and Africa	9,199	9,068	18,025	16,659
Asia Pacific	3,474	2,705	6,717	5,258
	$62,231	$48,310	$122,621	$92,438

Note 2. Summary of significant accounting policies

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in our final prospectus (the “IPO Prospectus”) for our initial public offering (“IPO”) dated as of July 21, 2020 and filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). There have been no significant changes to these policies that have had a material impact on the Company’s consolidated financial statements and related notes for the three and six months ended June 30, 2020. The following describes the impact of certain policies.

Deferred offering costs

Offering costs are capitalized and consist of fees incurred in connection with the sale of common stock in our IPO and include legal, accounting, printing, and other IPO-related costs. The balance of deferred offering costs included within other current assets at June 30, 2020 and December 31, 2019 was $5.8 million and $2.3 million, respectively. Upon completion of our IPO, these deferred costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. During the three and six months ended June 30, 2020, we paid offering costs of $0.7 million and $2.2 million, respectively.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Share-based compensation

The Company applies the provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), in its accounting and reporting for stock-based compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All service-based options outstanding under the Company’s option plans have exercise prices equal to the fair value of the Company’s stock on the grant date. The fair value of these service options is determined using the Black-Scholes option pricing model. The estimated fair value of service-based awards is recognized as compensation expense over the applicable vesting period. All awards expire after 10 years. The fair value of each grant of service options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires judgment to determine.

Compensation cost for restricted stock units is determined based on the fair market value of the Company’s stock at the date of the grant. Stock-based compensation expense is generally recognized over the required service period. Forfeitures are accounted for when they occur.

The Company also grants performance-based awards to certain executives that vest and become exercisable when Vista Equity Partners’, our equity sponsor (“Vista”) realized cash return on its investment in the Company equals or exceeds $1.515 billion upon a change in control of the Company (“Termination Event”). The terms of the agreement do not specify a performance period for the occurrence of the Termination Event. The contractual term of the awards is 10 years. These options are also referred to as return target options. The Company uses a Modified Black-Scholes option pricing model which uses Level 3 inputs for fair value measurement.

In conjunction with the IPO, the vesting conditions of the performance-based awards were modified to also vest following an IPO and registration and sale of shares by Vista whereby Vista still must achieve a cash return on its equity investment in the Company equaling or exceeding $1.515 billion. In accordance with ASC 718, we calculated the fair value of these options on the modification date. The value of these options increased from $13.8 million prior to modification to $33.0 million on the date of modification as of June 30, 2020. As the awards are not currently considered probable of meeting vesting requirements no expense has been recognized, and the timing of any future expense recognition is unknown.

Revenue recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and follows a five-step model to determine the appropriate amount of revenue to be recognized in accordance with ASC 606.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Disaggregation of Revenue

The Company separates revenue into recurring and non-recurring categories to disaggregate those revenues that are one-time in nature from those that are term-based and renewable. Revenue from recurring and non-recurring contractual arrangements are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
SaaS subscription and support and maintenance	$52,978	$37,216	$103,056	$70,956
On‑premise subscription	5,770	4,048	10,310	7,089
Recurring revenue	58,748	41,264	113,366	78,045
Perpetual licenses	1,032	2,252	2,794	5,098
Professional services	2,451	4,794	6,461	9,295
Non‑recurring revenue	3,483	7,046	9,255	14,393
Total revenue	$62,231	$48,310	$122,621	$92,438

Contract Balances

Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance and services in advance.

Changes in contract liabilities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Balance, beginning of the period	$145,735	$111,255	$140,710	$100,662
Revenue earned	(49,562)	(42,277)	(97,285)	(76,884)
Deferral of revenue	61,565	48,941	114,313	94,141
Balance, end of the period	$157,738	$117,919	$157,738	$117,919

There were no significant changes to our contract assets and liabilities during the three and six months ended June 30, 2020 and 2019 outside of our sales activities.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancelable amounts to be invoiced. As of June 30, 2020 and December 31, 2019, the Company had $170.2 million and $149.5 million, respectively, of remaining performance obligations, with 84% and 86%, respectively, expected to be recognized as revenue over the succeeding 12 months, and the remainder expected to be recognized over the three years thereafter.

Deferred Contract Costs

Sales commissions as well as associated payroll taxes and retirement plan contributions (together, contract costs) that are incremental to the acquisition of customer contracts, are capitalized using a portfolio approach as deferred contract costs on the consolidated balance sheet when the period of benefit is determined to be greater than one year.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Total amortization of contract costs for the three months ended June 30, 2020 and 2019 was $2.2 million and $1.5 million, respectively. Total amortization of contract costs for the six months ended June 30, 2020 and 2019 was $4.2 million and $2.8 million, respectively.

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three and six months ended June 30, 2020 and 2019.

For the three and six months ended June 30, 2020, the Company had two distributors that accounted for more than 10% of total net revenues. Total receivables related to these distributors were $19.3 million at June 30, 2020. For the three and six months ended June 30, 2019, the Company had one distributor that accounted for more than 10% of total net revenues. Total receivables related to this distributor were $6.0 million at December 31, 2019.

Recently issued accounting pronouncements not yet adopted

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Financial Instruments — Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In November 2019, the FASB issued ASU No. 2019-10 Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The update allows the extension of the initial effective date for entities which have not yet adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The standard is effective for annual reporting periods beginning after December 15, 2022, with early adoption permitted for annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. The Company has not yet adopted ASU 2016-13 and is currently evaluating the effect the standard will have on its consolidated financial statements.

Fair Value Measurement — Disclosure Framework

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC Topic 820, Fair Value Measurements. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021, with early adoption permitted for the removed disclosures and delayed adoption permitted until fiscal year 2021 for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company has not yet adopted ASU 2018-13 and is currently evaluating the effect the standard will have on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02. The update requires lessees to put most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current GAAP. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Entities. The update defers the initial effective date of ASU 2016-02 by one year for private companies and private not-for-profits. For these entities the effective date is for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted, and the modified retrospective method is to be applied. The Company is currently assessing the timing and impact of adopting the updated provisions.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The method of adoption varies for the provisions in the update. The Company is currently evaluating the effect the standard will have on its consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides entities with temporary optional financial reporting alternatives to ease the potential burden in accounting for reference rate reform and includes a provision that allows entities to account for a modified contract as a continuation of an existing contract. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The Company is currently evaluating the effect the standard will have on its consolidated financial statements.

Adoption of new accounting pronouncements

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In March 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Others — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC Subtopic 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company adopted the new standard in the first quarter of fiscal year 2020. The adoption of the standard did not have an impact on the Company’s consolidated financial statements as the Company does not have any of these arrangements.

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), with an intent to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from nonemployees. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This standard expands the scope of ASC Topic 718 to include share-based payments issued to nonemployees for goods or services, aligning the accounting for share-based payments to nonemployees and employees. ASU 2018-07 is effective for annual reporting periods beginning after

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

December 15, 2019, including interim periods within those periods, and early adoption is permitted. The Company adopted the new standard in the first quarter of fiscal year 2020. The adoption did not have an impact on the Company’s consolidated financial statements as the Company does not have any nonemployee share-based payment awards.

Note 3. Financial instruments fair value

We report financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with ASC Topic 820. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

ASC 820 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP established a hierarchy framework to classify the fair value based on the observability of significant inputs to the measurement. The levels of the fair value hierarchy are as follows:

Level 1: Fair value is determined using an unadjusted quoted price in an active market for identical assets or liabilities.

Level 2: Fair value is estimated using inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.

Level 3: Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities.

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. The fair value of our debt at June 30, 2020 and December 31, 2019 was $203.4 million and $203.1 million, respectively (Level 2). The carrying value of our debt as of both June 30, 2020 and December 31, 2019 was $205.0 million. The fair value of our debt was determined using discounted cash flow analysis based on market rates for similar types of borrowings.

Note 4. Acquisitions

ZuluDesk B.V.

On February 1, 2019, the Company purchased all of the outstanding membership units of ZuluDesk B.V. whose products are designed to offer a cost-effective mobile device management system for today’s modern digital classroom. ZuluDesk B.V’s software complement the Company’s existing product offerings. The Company accounted for the acquisition by applying the acquisition method of accounting for business combinations in accordance with ASC Topic 805. The final aggregate purchase price was approximately $38.6 million. This acquisition was funded by term debt, and borrowings under a revolving line of credit. The goodwill represents the excess of the purchase consideration over the fair value of the underlying net identifiable assets. The goodwill recognized in this acquisition is primarily attributable to the offerings in mobile device management of ZuluDesk B.V. and its assembled workforce. The goodwill is not deductible for income tax purposes.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The fair value of the separately identifiable intangible assets acquired, consisting of trademarks, customer relationships and developed technology, was estimated by applying an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The weighted-average economic life of the intangible assets acquired is 7.0 years. For more details on the intangible assets, see Note 5.

Acquisition-related expenses were expensed as incurred and totaled $0.9 million for the three and six months ended June 30, 2019. These expenses were recognized as acquisition costs in general and administrative expenses. ZuluDesk B.V. contributed revenue and net loss of $1.0 million and $0.3 million, respectively, during the three months ended June 30, 2019, excluding the effects of the acquisition and integration costs. ZuluDesk B.V. contributed revenue and net loss of $1.5 million and $0.5 million, respectively, during the six months ended June 30, 2019, excluding the effects of the acquisition and integration costs. The Company used its then-existing term loan facility (the “Term Loan Facility”) of $175.0 million with a maturity date of November 13, 2022 under its secured credit agreement entered into November 13, 2017 (the “Prior Credit Agreement”), which was increased to $205.0 million on January 30, 2019 when the Company entered into that certain Amendment Agreement No. 1 to such Prior Credit Agreement, to complete the acquisition and approximately $0.5 million of debt issuances costs were capitalized as a reduction in Debt on the balance sheet. These costs are amortized over the course of the debt agreements.

The Company allocated the net purchase consideration to the net assets acquired, including finite-lived intangible assets, based on their respective fair values at the time of the acquisition as follows (in thousands):

Assets acquired:
Cash	$3,325
Other current assets	1,306
Long‑term assets	154
Liabilities assumed:
Accounts payable and accrued liabilities	(419)
Deferred revenue	(3,050)
Deferred tax liability	(2,996)
Intangible assets acquired	12,310
Goodwill	28,000
Total purchase consideration	$38,630

Digita Security LLC

On July 26, 2019, the Company purchased all of the outstanding membership interests of Digita Security LLC (“Digita”). With this acquisition, Digita’s acquired technology will complement the Company’s existing Apple management, authentication and account management solutions with a security offering to provide a more robust suite of capabilities and service offerings in the Apple enterprise market. The Company accounted for the acquisition by applying the acquisition method of accounting for business combinations in accordance with ASC Topic 805. The acquisition aggregate purchase consideration totaled $14.4 million which included contingent purchase consideration with an estimated fair value of $9.0 million and the remainder provided for with cash. Acquisition-related expenses were expensed as incurred. Goodwill in the amount of $1.7 million is deductible for income tax purposes.

The maximum contingent consideration is $15.0 million if the acquired business achieves certain revenue milestones by December 31, 2022. The estimated fair value of these contingent payments was determined using a Monte Carlo simulation model, which uses Level 3 inputs for fair value measurements, including assumptions about probability of growth of subscription services and the related pricing of the services offered. During the three and six months ended

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

June 30, 2020, the fair value of the contingent consideration was decreased by $3.7 million, which was included in general and administrative expenses in the consolidated statement of operations. This adjustment reflects updated assumptions about the probability of change in control in light of our initial public offering. At June 30, 2020 and December 31, 2019, the contingent consideration was $5.5 million and $9.2 million, respectively, which was included in other liabilities in the consolidated balance sheet.

In addition, the terms of the purchase agreement provide for additional future payments to the Digita shareholders in the amount of up to $5.0 million if certain key employees continue their employment with the Company through December 31, 2020, which will be recognized as a compensation expense in our consolidated statement of operations. The Company paid and recognized as expense $1.6 million and $3.2 million during the three and six months ended June 30, 2020.

The fair value of the acquired developed technology was estimated by discounting future net cash flows to their present value at market-based rates of return (income approach). The estimated useful life of the acquired developed technology is estimated to be 5 years. For more details on the Company’s intangible assets, see Note 5, Goodwill and other intangible assets. Pro forma results of operations for this acquisition were not presented as the effects were not material to our financial results.

The following table summarizes the fair value of consideration transferred and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets acquired:
Cash	$512
Other current assets	1
Long‑term assets	12
Liabilities assumed:
Accounts payable and accrued liabilities	(119)
Intangible assets acquired	3,300
Goodwill	10,673
Total purchase consideration	$14,379

Note 5. Goodwill and other intangible assets

The change in the carrying amount of goodwill is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Goodwill, beginning of period	$539,818	$529,145	$539,818	$501,145
Goodwill acquired	—	—	—	28,000
Goodwill, end of period	$539,818	$529,145	$539,818	$529,145

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The gross carrying amount and accumulated amortization of intangible assets other than goodwill are as follows:

					Weighted‑
					Average
			Accumulated	Net Carrying	Remaining
	Useful Life	Gross Value	Amortization	Value	Useful Life

		(in thousands)
Trademarks	1‑8 years	34,320	9,167	25,153	5.8 years
Customer relationships	2‑12 years	214,320	37,564	176,756	9.7 years
Developed technology	5 years	53,560	20,419	33,141	3.2 years
Non‑competes	2 years	90	41	49	1.1 years
Balance, December 31, 2019		$302,290	$67,191	$235,099
Trademarks	8 years	34,320	11,310	23,010	5.3 years
Customer relationships	2‑12 years	214,320	46,711	167,609	9.2 years
Developed technology	5 years	53,560	25,775	27,785	2.7 years
Non‑competes	2 years	90	64	26	0.6 years
Balance, June 30, 2020		$302,290	$83,860	$218,430

Amortization expense was $8.3 million and $8.1 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense was $16.7 million and $16.2 million for the six months ended June 30, 2020 and 2019, respectively.

There were no impairments to goodwill or intangible assets recorded for the three and six months ended June 30, 2020 and 2019.

Note 6. Commitments and Contingencies

Operating Leases

The Company leases office facilities and office equipment under operating leases that expire at various dates through February 2030. The office facility leases require annual base rent, plus real estate taxes, utilities, insurance and maintenance costs. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $1.3 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $2.7 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively. Certain of these leases are with a related party. Rent expense with related parties, including the Company’s share of the lessors’ operating expenses, was $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

Hosting Services and Other Support Software Agreements

The Company has various contractual agreements for hosting services and other support software. In March 2020, the Company entered into a new contractual agreement with an unrelated party for hosting services. As of June 30, 2020, future payments related to this contract are $4.3 million for the remainder of 2020, $9.3 million in 2021, $12.0 million in 2022 and $3.2 million in 2023.

Contingencies

From time to time, the Company may be subject to various claims, charges and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

estimated. The Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company has recorded no liabilities for contingencies recorded as of June 30, 2020 and December 31, 2019.

Note 7. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands, except share and per share data)
Numerator:
Net loss	$(423)	$(7,671)	$(8,713)	$(16,681)
Denominator:
Weighted‑average shares used to compute net loss per share, basic and diluted	102,862,404	102,709,405	102,861,475	102,694,756
Basic and diluted net loss per share	$(0.00)	$(0.07)	$(0.08)	$(0.16)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and six months ended June 30, 2020 and 2019, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been antidilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options outstanding	7,742,158	6,038,890	7,742,158	6,038,890
Unvested restricted stock units	36,520	25,520	36,520	25,520
Total potentially dilutive securities	7,778,678	6,064,410	7,778,678	6,064,410

Note 8. Long-term incentive plan

In 2018, the Company established a long-term incentive plan for certain employees. Under the plan, the employees will receive cash payments upon achievement of the same conditions of the Company’s return target options discussed previously. In conjunction with the IPO, the conditions of the long-term incentive plan were modified to also vest following an IPO and registration and sale of shares by Vista whereby Vista still must achieve a cash return on its equity investment in the Company equaling or exceeding $1.515 billion. The Company has established a pool of $7.0 million to provide these cash payments to employees. As of June 30, 2020, the Company had executed individual agreements with employees to pay $7.0 million upon achievement of the plan conditions. As of December 31, 2019, the Company had executed individual agreements with employees to pay $5.9 million upon achievement of the plan conditions. Consistent with the return target options, as of June 30, 2020 and December 31, 2019, no expense or liability has been recognized as the conditions for payment have not occurred.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9. Share-based compensation

The 2017 Stock Option Plan (“2017 Option Plan”) became effective November 13, 2017, upon the approval of the board of directors and serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation program for its officers and other eligible employees. The aggregate number of shares of common stock that may be issued under the 2017 Option Plan may not exceed 8,470,000 shares. At June 30, 2020, 128,928 shares of common stock are reserved for additional grants under the Plan. All stock options granted by the Company were at an exercise price at or above the estimated fair market value of the Company’s common stock as of the grant date. No options were granted during the six months ended June 30, 2020.

The table below summarizes return target options activity for the six months ended June 30, 2020:

Weighted‑
		Weighted‑	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (Years)	(in thousands)
Outstanding, December 31, 2019	3,687,664	$6.75	8.8	$29,908
Granted	—	—
Exercised	—	—		—
Forfeitures	—	—
Outstanding, June 30, 2020	3,687,664	$6.75	8.3	$39,644
Options exercisable at June 30, 2020	—	$—	—	$—
Vested or expected to vest at June 30, 2020	—	$—	—	$—

There was approximately $33.0 million of unrecognized compensation expense related to these return target options at June 30, 2020.

Restricted stock unit (“RSU”) activity for the six months ended June 30, 2020 is as follows:

		Per Unit
	Units	Fair Value
Outstanding, December 31, 2019	36,520	$12.60
Granted	—	—
Restrictions lapsed	—	—
Forfeited	—	—
Outstanding, June 30, 2020	36,520	$12.60

RSUs vest 100% on the one-year anniversary of the date of the grant. The estimated compensation cost of each RSU, which is equal to the fair value of the award on the date of grant, is recognized on a straight-line basis over the vesting period. At June 30, 2020, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock and that cost is expected to be recognized in the year.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The table below summarizes the service-based option activity for the six months ended June 30, 2020:

			Weighted‑
		Weighted‑	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (Years)	(in thousands)
Outstanding, December 31, 2019	4,073,286	$5.65	8.1	$37,520
Granted	—	—
Exercised	(18,792)	5.49		60
Forfeitures	—	—
Outstanding, June 30, 2020	4,054,494	$5.65	7.6	$48,044
Options exercisable at June 30, 2020	2,150,893	$5.50	7.5	$25,806
Vested or expected to vest at June 30, 2020	4,054,494	$5.65	7.6	$48,044

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options on the last date of the period. The total fair value of service-based options vested during the six months ended June 30, 2020 was $0.6 million.

The Company recognized stock-based compensation expense for service-based stock options as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenues:
Subscription	$38	$55	$76	$118
Services	—	—	—	—
Sales and marketing	111	143	222	236
Research and development	141	95	298	185
General and administrative	474	356	979	679
	$764	$649	$1,575	$1,218

There was $4.6 million of unrecognized compensation expense related to service-based stock options that is expected to be recognized over a weighted-average period of 2.1 years at June 30, 2020.

Note 10. Income taxes

The Company’s effective tax rates for the three months ended June 30, 2020 and 2019 were 6.2% and 23.8%, respectively. The effective tax rate for the three months ended June 30, 2020 was impacted by $108 thousand of discrete income tax expense primarily due to the finalization of the net operating loss carryback changes related to the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The Company’s effective tax rates for the six months ended June 30, 2020 and 2019 were 27.2% and 23.7%, respectively. The effective tax rate for the six months ended June 30, 2020 was higher than the prior year period due to the impact of the net operating loss carryback and interest limitation changes related to the CARES Act, and a change in valuation allowance on foreign deferred tax assets related to a merger of subsidiaries. The effective tax rate for the six months ended June 30, 2020 was impacted by $210 thousand of discrete income tax benefit primarily due to the impact of the net operating loss carryback and interest limitation changes related to the CARES Act.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company anticipates it will benefit from the prior and future utilization of net operating losses and interest deductions. Beginning with pay dates on and after April 17, 2020, the Company has elected to defer the employer-paid portion of social security taxes.

Note 11. Related-party transactions

The Company made pledges to the JAMF Nation Global Foundation (“JNGF”) of $0.1 million for both the three and six months ended June 30, 2019. The Company did not make any pledges to JNGF for the three and six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019, the Company’s accrued liabilities related to JNGF pledges were $0.6 million and $1.0 million, respectively, which are included in accrued expenses on the consolidated balance sheet.

The Company has an ongoing lease agreement for office space in Eau Claire, Wisconsin, with an entity in which a related party is a minority owner. See Note 6 for further discussion of this lease agreement.

Vista is a U.S.-based investment firm that controls the funds which own a majority of the Company. The Company has paid for consulting services and other expenses related to services provided by Vista and Vista affiliates. The total expenses incurred by the Company for these services with Vista were $0.1 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. The Company had less than $0.1 million in accounts payable related to these expenses at June 30, 2020. The Company had no amounts in accounts payable related to these expenses at December 31, 2019.

The Company also has revenue arrangements with Vista affiliates. The Company recognized revenue related to these arrangements of $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. The Company had $0.2 million in accounts receivable related to these agreements at June 30, 2020. The Company had no amounts in accounts receivable related to these agreements at December 31, 2019.

In addition, the Company pays for services with Vista affiliates in the normal course of business. The total expenses incurred by the Company for services with Vista affiliates were $0.1 million for both the three months ended June 30, 2020 and 2019 and $0.3 million for both the six months ended June 30, 2020 and 2019. The Company had less than $0.1 million in accounts payable related to these expenses at June 30, 2020. The Company had no amounts in accounts payable related to these expenses at December 31, 2019.

Prior to its termination and repayment in full on July 27, 2020, the Company had the Term Loan Facility and, pursuant to the Company’s Prior Credit Agreement, a $15 million revolving credit facility with a maturity date of November 13, 2022 (the “Prior Revolving Credit Facility”) with a consortium of lenders for a principal amount of $205.0 million and principal committed amount of $15.0 million, respectively. At both June 30, 2020 and December 31, 2019, affiliates of Vista held $34.9 million of the Term Loan Facility and there were no amounts drawn on the Prior Revolving Credit Facility. During the three months ended June 30, 2020 and 2019, affiliates of Vista were paid $0.8 million and $1.0 million, respectively, in interest on the portion of the Term Loan Facility held by them. During the six months ended June 30, 2020 and 2019, affiliates of Vista were paid $1.6 million and $2.0 million, respectively, in interest on the portion of the Term Loan Facility held by them.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12. Subsequent events

On July 10, 2020, the Company effected a 110-for-1 stock split of its common stock. The par value of the common stock was not adjusted as a result of the stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect this stock split.

On July 21, 2020, the Company adopted the Jamf Holding Corp. Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. The maximum number of shares of common stock available for issuance under the 2020 Plan is 14,800,000 shares.

On July 24, 2020, the Company closed its IPO through which it issued and sold 13,500,000 shares of common stock at a price per share of $26.00. The Company received aggregate proceeds of approximately $319.0 million from the IPO, after deducting the underwriting discount and offering expenses payable by us. Upon completion of the IPO, authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. Immediately after our IPO, funds controlled by our equity sponsor Vista own approximately 72.9% of our outstanding common stock. As a result, we are a "controlled company" under NASDAQ corporate governance rules. Upon closing of the IPO, the Company repaid $205.0 million of the principal amount of the Term Loan Facility and paid $3.4 million of accrued interest and $2.0 million of prepayment penalty. The Company also wrote off $3.2 million of remaining debt issuance costs upon repayment of the debt. The Company recorded a loss on debt extinguishment of $5.2 million for the prepayment penalty and write off of debt issuance costs in the third quarter of 2020.

In addition, in conjunction with the closing of the IPO, our Board granted awards under the 2020 Plan to certain of our employees, representing an aggregate of 1,256,538 shares of common stock.

On July 27, 2020, the Company entered into a new secured credit agreement (the “New Credit Agreement”) for an initial revolving credit facility of $150 million (the “New Revolving Credit Facility”), which may be increased or decreased under specific circumstances, with a $25 million letter of credit sublimit and a $50 million alternative currency sublimit. In addition, the New Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5 million for each facility. Borrowings under the New Credit Agreement mature on July 27, 2025. The New Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants and events of default. In the third quarter of 2020, the Company recorded debt issuance costs of $1.2 million related to the New Credit Agreement. There have been no borrowings against the New Credit Agreement.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate", "estimate", "expect", "project", "plan", "intend", "believe", "may", "will", "should", "can have", "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

●	the impact on our operations and financial condition from the effects of the current COVID-19 pandemic;
●	the potential impact of customer dissatisfaction with Apple or other negative events affecting Apple services and devices, and failure of enterprises to adopt Apple products;
●	the potentially adverse impact of changes in features and functionality by Apple on our engineering focus or product development efforts;
●	changes in our continued relationship with Apple;
●	the fact that we are not party to any exclusive agreements or arrangements with Apple;
●	our reliance, in part, on channel partners for the sale and distribution of our products;
●	risks associated with cyber-security events;
●	the impact of reputational harm if users perceive our products as the cause of device failure;
●	our ability to successfully develop new products or materially enhance current products through our research and development efforts;
●	our ability to continue to attract new customers;
●	our ability to retain our current customers;
●	our ability to sell additional functionality to our current customers;
●	our ability to meet service-level commitments under our subscription agreements;
●	our ability to correctly estimate market opportunity and forecast market growth;
●	risks associated with failing to continue our recent growth rates;
●	our dependence on one of our products for a substantial portion of our revenue;
●	our ability to scale our business and manage our expenses;

●	our ability to change our pricing models, if necessary to compete successfully;
●	the impact of delays or outages of our cloud services from any disruptions, capacity limitations or interferences of third-party data centers that host our cloud services, including Amazon Web Services, or AWS;
●	our ability to maintain, enhance and protect our brand;
●	our ability to maintain our corporate culture;
●	the ability of Jamf Nation to thrive and grow as we expand our business;
●	the potential impact of inaccurate, incomplete or misleading content that is posted on Jamf Nation;
●	our ability to offer high-quality support;
●	risks and uncertainties associated with potential acquisitions and divestitures, including, but not limited to, disruptions to ongoing operations; diversions of management from day-to-day responsibilities; adverse impacts on our financial condition; failure of an acquired business to further our strategy; uncertainty of synergies; personnel issues; resulting lawsuits and issues unidentified in diligence processes;
●	our ability to predict and respond to rapidly evolving technological trends and our customers' changing needs;
●	our ability to compete with existing and new companies;
●	the impact of adverse general and industry-specific economic and market conditions;
●	the impact of reductions in IT spending;
●	the impact of real or perceived errors, failures or bugs in our products;
●	the impact of interruptions or performance problems associated with our technology or infrastructure;
●	our ability to attract and retain highly qualified personnel;
●	risks associated with competitive challenges faced by our customers;
●	the impact of statutory and regulatory determinations on our offerings to governmental entities;
●	risks associated with stringent and changing privacy laws, regulations and standards, and information security policies and contractual obligations related to data privacy and security;
●	the impact of any catastrophic events;
●	risks associated with our financial results or difficulty in predicting our financial results due to our revenue recognition; and
●	other factors disclosed in the section entitled "Risk Factors" and elsewhere in our IPO prospectus and this Quarterly Report on Form 10-Q.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this prospectus. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this prospectus in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes in the IPO Prospectus. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in the IPO Prospectus, particularly in the sections entitled “Risk Factors” and “Forward-Looking Statements”.

Overview

We are the standard in Apple Enterprise Management, and our cloud software platform is the only vertically-focused Apple infrastructure and security platform of scale in the world. We help organizations, including businesses, hospitals, schools and government agencies, connect, manage and protect Apple products, apps and corporate resources in the cloud without ever having to touch the devices. With Jamf’s software, Apple devices can be deployed to employees brand new in the shrink-wrapped box, set up automatically and personalized at first power-on and administered continuously throughout the life of the device.

Jamf was founded in 2002, around the same time that Apple was leading an industry transformation. Apple transformed the way people access and utilize technology through its focus on creating a superior consumer experience. With the release of revolutionary products like the Mac, iPod, iPhone, and iPad, Apple built the world’s most valuable brand and became ubiquitous in everyday life.

We have built our company through a singular focus on being the primary solution for Apple in the enterprise. Through our long-standing relationship with Apple, we have accumulated significant Apple technical experience and expertise that give us the ability to fully and quickly leverage and extend the capabilities of Apple products, OSs and services. This expertise enables us to fully support new innovations and OS releases the moment they are made available by Apple. This focus has allowed us to create a best-in-class user experience for Apple in the enterprise.

We sell our SaaS solutions via a subscription model, through a direct sales force, online and indirectly via our channel partners, including Apple. Our multi-dimensional go-to-market model and cloud-deployed offering enable us to reach all organizations around the world, large and small, with our software solutions. As a result, we continue to see rapid growth and expansion of our customer base as Apple continues to gain momentum in the enterprise.

Response to COVID-19

With social distancing measures having been implemented to curtail the spread of COVID-19, we enacted a robust business continuity plan, including a global work-from-home policy for all of our employees. We believe our internal cloud-first technology platforms have allowed for a seamless transition to a remote working environment without any material impacts to our business, highlighting the resilience of our business model. Our product portfolio and platform has enabled our commercial customers to continue with their efforts to work remotely, our K-12 and higher-education customers to deliver distance learning and our health-care customers to provide quality care via a telehealth model, a solution that was conceptualized and released during the current pandemic. We believe that a business like ours is well-suited to navigate the current environment in which customers are focused on effectively conducting business remotely, while the underlying demand for our core products remains relatively unchanged.

The extent to which the COVID-19 pandemic affects our business will depend on future developments in the United States and around the world, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain and treat it, among others. Although the ultimate impact of the COVID-19 pandemic on our business and financial results remains uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, operating results and financial condition. See "Risk Factors — Risks Relating to Our Business — The COVID-19 pandemic could materially adversely affect our business, operating results, financial condition and prospects" in our IPO Prospectus for additional information.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Attract new customers. Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and solutions, the features and pricing of our competitors' offerings, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling, marketing and deploying our software solutions and the growth of the market for Apple devices and services for SMBs and enterprises. Sustaining our growth requires continued adoption of our platform by new customers. We intend to continue to invest in building brand awareness as we further penetrate our addressable markets. We intend to expand our customer base by continuing to make significant and targeted investments in our direct sales and marketing to attract new customers and to drive broader awareness of our software solutions.

Expand within our customer base. Our ability to increase revenue within our existing customer base is dependent upon a number of factors, including their satisfaction with our software solutions and support, the features and pricing of our competitors’ offerings and our ability to effectively enhance our platform by developing new products and features and addressing additional use cases. Often our customers will begin with a small deployment and then later expand their usage more broadly within the enterprise as they realize the benefits of our platform. We believe that our "land and expand" business model allows us to efficiently increase revenue from our existing customer base. We intend to continue to invest in enhancing awareness of our software solutions, creating additional use cases, and developing more products, features, and functionality, which we believe are important factors to expand usage of our software solutions by our existing customer base. We believe our ability to retain and expand usage of our software solutions by our existing customer base is evidenced by our dollar-based net retention rate.

Sustain product innovation and technology leadership. Our success is dependent on our ability to sustain product innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform and we intend to further extend the adoption of our platform through additional innovation. While sales of subscriptions to our Jamf Pro product account for most of our revenue, we intend to continue to invest in building additional products, features and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. Our future success is dependent on our ability to successfully develop, market and sell additional products to both new and existing customers. For example, in 2018, we introduced Jamf Connect to provide users with a seamless connection to corporate resources using a single identity and in 2019 we introduced Jamf Protect to extend Apple's security and privacy model to enterprise teams by creating unprecedented visibility into MacOS fleets through customized remote monitoring and threat detection and prevention.

Continue investment in growth. Our ability to effectively invest for growth is dependent upon a number of factors, including our ability to offset anticipated increases in operating expenses with revenue growth, our ability to spend our research and development budget efficiently or effectively on compelling innovation and technologies, our ability to accurately predict costs and our ability to maintain our corporate culture as our headcount expands. We plan to continue investing in our business so we can capitalize on our market opportunity. We intend to grow our sales team to target expansion within our midmarket and enterprise customers and to attract new customers. We expect to continue to make focused investments in marketing to drive brand awareness and enhance the effectiveness of our customer acquisition model. We also intend to continue to add headcount to our research and development team to develop new and improved products, features and functionality. Although these investments may increase our operating expenses and, as a result, adversely affect our operating results in the near term, we believe they will contribute to our long-term growth.

Continue international expansion. Our international growth in any region will depend on our ability to effectively implement our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of Apple devices and services by region and our brand awareness and perception. We plan to continue making investments in our international sales and marketing channels to take advantage of this market opportunity while refining our go-to-market approach based on local market dynamics. While we believe global demand for our platform will increase as international market awareness of Jamf grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems (including with respect to data transfer and privacy), alternative dispute systems and commercial markets. In addition, global demand for our platform and the growth of our international operations is dependent upon the rate of market adoption of Apple products in international markets.

Enhance our offerings via our partner network. Our success is dependent not only on our independent efforts to innovate, scale and reach more customers directly but also on the success of our partners to continue to gain share in the enterprise. With a focus on the user and being the bridge between critical technologies — with Apple and Microsoft as two examples — we feel we can help other market participants deliver more to enterprise users with the power of Jamf. We will continue to invest in the relationships with our existing, critical partners, nurture and develop new relationships and do so globally. We will continue to invest in developing "plus one" solutions and workflows that help tie our software solutions together with those delivered by others.

Key Business Metrics

In addition to our GAAP financial information, we review several operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Number of Devices

We believe our ability to grow the number of devices on our software platform provides a key indicator of the growth of our business and our future business opportunities. We define a device at the end of any particular period as a customer owning at least one active subscription or support and maintenance agreement as of the measurement date or that has a reasonable probability of renewal. A single customer may have multiple Jamf products on a single device, but we still would only count that as one device.

The number of devices was 17.2 million and 14.5 million as of June 30, 2020 and 2019, respectively, representing a 19% year-over-year growth rate. In the second quarter of 2020, we saw particular strength in the growth rate of devices in the healthcare and education verticals, as COVID-19 has accelerated the demand for organizations to connect remotely, manage, and protect their Apple devices.

Annual Recurring Revenue

ARR represents the annualized value of all subscription and support and maintenance contracts as of the end of the period. ARR mitigates fluctuations due to seasonality, contract term and the sales mix of subscriptions for term-based licenses and SaaS. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

Our ARR was $241.0 million and $177.1 million as of June 30, 2020 and 2019, respectively, which is an increase of 36% year-over-year. The growth in our ARR is primarily driven by our high device expansion rates, our new logo acquisition and the upselling and cross selling opportunities for products into our installed base.

Dollar-Based Net Retention Rate

To further illustrate the “land and expand” economics of our customer relationships, we examine the rate at which our customers increase their subscriptions for our software solutions. Our dollar-based net retention rate measures our ability to increase revenue across our existing customer base through expanded use of our software solutions, offset by customers whose subscription contracts with us are not renewed or renew at a lower amount.

We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same customers as of the current period end, or Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate.

Our dollar-based net retention rates were 117% and 120% for the trailing twelve months ended June 30, 2020 and 2019, respectively. Our high dollar-based net retention rates are primarily attributable to an expansion of devices. We believe our ability to cross-sell our new solutions to our installed base, particularly Jamf Connect and Jamf Protect, will continue to support our high dollar-based net retention rates.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the non-GAAP measures of Non-GAAP Gross Profit, Non-GAAP Operating Income, Non-GAAP Net Income and Adjusted EBITDA are useful in evaluating our operating performance. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Non-GAAP Gross Profit

Non-GAAP Gross Profit is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to gross profit, as determined in accordance with GAAP. We define Non-GAAP Gross Profit as gross profit, adjusted for stock-based compensation expense and amortization expense.

We use Non-GAAP Gross Profit to understand and evaluate our core operating performance and trends and to prepare and approve our annual budget. We believe Non-GAAP Gross Profit is a useful measure to us and to our investors to assist in evaluating our core operating performance because it provides consistency and direct comparability with our past financial performance and between fiscal periods, as the metric eliminates the effects of variability of stock-based compensation expense and amortization of acquired developed technology, which are non-cash expenses that may fluctuate for reasons unrelated to overall operating performance. While the amortization expense of acquired developed technology is excluded from Non-GAAP Gross Profit, the revenue related to acquired developed technology is reflected in Non-GAAP Gross Profit as these assets contribute to our revenue generation.

Non-GAAP Gross Profit has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Gross Profit should not be considered as a replacement for gross profit, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Gross profit	$48,584	$34,825	$93,963	$65,912
Amortization expense	2,678	2,513	5,355	4,954
Stock-based compensation	38	55	76	118
Non-GAAP Gross Profit	$51,300	$37,393	$99,394	$70,984
Non-GAAP Gross Profit Margin	82%	77%	81%	77%

Non-GAAP Operating Income

Non-GAAP Operating Income is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to operating loss, as determined in accordance with GAAP. We define Non-GAAP Operating Income as operating loss, adjusted for stock-based compensation, amortization, acquisition-related expense and acquisition-related earnout.

We use Non-GAAP Operating Income to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Non-GAAP Operating Income facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations. While the amortization expense of acquired trademarks, customer relationships, and developed technology is excluded from Non-GAAP Operating Income, the revenue related to acquired trademarks, customer relationships, and developed technology is reflected in Non-GAAP Operating Income as these assets contribute to our revenue generation.

Non-GAAP Operating Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Operating Income should not be considered as a replacement for operating loss, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

A reconciliation of Non-GAAP Operating Income to operating loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Operating income (loss)	$4,216	$(4,438)	$(2,267)	$(10,566)
Stock-based compensation	764	649	1,575	1,218
Acquisition-related expense	1,636	—	3,236	904
Amortization expense	8,312	8,139	16,663	16,213
Acquisition-related earnout	(3,700)	—	(3,700)	—
Non-GAAP Operating Income	$11,228	$4,350	$15,507	$7,769
Non-GAAP Operating Income Margin	18%	9%	13%	8%

Non-GAAP Net Income

Non-GAAP Net Income is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net loss, as determined in accordance with GAAP. We define Non-GAAP Net Income as net loss, adjusted for stock-based compensation, amortization, acquisition-related expense, acquisition-related earnout, foreign currency transaction loss, discrete tax items and provision for income taxes.

We use Non-GAAP Net Income to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Non-GAAP Net Income facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations. While the amortization expense of acquired trademarks, customer relationships, and developed technology is excluded from Non-GAAP Net Income, the revenue related to acquired trademarks, customer relationships, and developed technology is reflected in Non-GAAP Net Income as these assets contribute to our revenue generation.

Non-GAAP Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Net Income should not be considered as a replacement for net loss, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

A reconciliation of Non-GAAP Net Income (Loss) to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Net loss	$(423)	$(7,671)	$(8,713)	$(16,681)
Stock-based compensation	764	649	1,575	1,218
Acquistion-related expense	1,636	—	3,236	904
Amortization expense	8,312	8,139	16,663	16,213
Acquisition-related earnout	(3,700)	—	(3,700)	—
Foreign currency transaction loss	13	197	317	450
Discrete tax items	108	5	(210)	24
Benefit for income taxes(1)	(1,716)	(2,195)	(4,420)	(4,589)
Non-GAAP Net Income (Loss)	$4,994	$(876)	$4,748	$(2,461)

(1) The related tax effects of the adjustments to Non-GAAP Net Income (Loss) were calculated using the respective statutory tax rates for applicable jurisdictions, which is not materially different from our annual effective tax rate of approximately 25%.

Adjusted EBITDA

Adjusted EBITDA is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net loss, as determined in accordance with GAAP. We define Adjusted EBITDA as net loss, adjusted for interest expense, net, benefit for income taxes, depreciation and amortization, stock-based compensation, acquisition-related expense, acquisition-related earnout, and foreign currency transaction loss.

We use Adjusted EBITDA to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted EBITDA facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Adjusted EBITDA should not be considered as a replacement for net loss, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Net loss	$(423)	$(7,671)	$(8,713)	$(16,681)
Interest expense, net	4,690	5,481	9,468	10,952
Benefit for income taxes	(28)	(2,390)	(3,248)	(5,177)
Depreciation expense	1,104	999	2,339	1,872
Amortization expense	8,312	8,139	16,663	16,213
Stock-based compensation	764	649	1,575	1,218
Acquisition-related expense	1,636	—	3,236	904
Acquisition-related earnout	(3,700)	—	(3,700)	—
Foreign currency transaction loss	13	197	317	450
Adjusted EBITDA	$12,368	$5,404	$17,937	$9,751

Components of Results of Operations

Revenues

We recognize revenue under ASC 606 when or as performance obligations are satisfied. We derive revenue primarily from sales of SaaS subscriptions and support and maintenance contracts, and to a lesser extent, sales of on-premise licenses and services.

Subscription. Subscription revenue consists of sales of SaaS subscriptions and support and maintenance contracts. We sell our software solutions primarily with a one-year contract term. We typically invoice SaaS subscription fees and support and maintenance fees annually in advance and recognize revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. See “— Critical Accounting Policies” in our IPO Prospectus for more information. We expect subscription revenues to increase over time as we expand our customer base because sales to new customers are expected to be primarily SaaS subscriptions.

License. License revenue consists of revenue from on-premise perpetual licenses and the license portion of on-premise subscriptions of our Jamf Pro product sold primarily to existing customers. We recognize all license revenue upfront, assuming all revenue recognition criteria are satisfied. We expect license revenues to decrease because sales to new customers are primarily cloud-based subscription arrangements and therefore reflected in subscription revenue.

Services. Services revenues consist primarily of professional services provided to our customers to configure and optimize the use of our software solutions, as well as training services related to the operation of our software solutions. Our services are priced on a fixed fee basis and generally invoiced in advance of the service being delivered. Revenue is recognized as the services are performed. We expect services revenues to decrease as a percentage of total revenue as the demand for our services is not expected to grow at the same rate as the demand for our subscription solutions.

Cost of Revenues

Cost of subscription. Cost of subscription revenue consists primarily of employee compensation costs for employees associated with supporting our subscription and support and maintenance arrangements, our customer success function, and third-party hosting fees related to our cloud services. Employee compensation and related costs include cash compensation and benefits to employees and associated overhead costs. We expect cost of subscription revenue to increase in absolute dollars, but to remain relatively consistent as a percentage of subscription revenue, relative to the extent of the growth of our business.

Cost of services. Cost of services revenue consists primarily of employee compensation costs directly associated with delivery of professional services and training, costs of third-party integrators and other associated overhead costs. We expect cost of services revenue to decrease in absolute dollars relative to the decrease of our services business.

Gross Profit and Gross Margin

Gross profit, or revenue less cost of revenue, has been and will continue to be affected by various factors, including the mix of cloud-based subscription customers, the costs associated with supporting our cloud solution, the extent to which we expand our customer support team and the extent to which we can increase the efficiency of our technology and infrastructure though technological improvements. We expect our gross profit to increase in absolute dollars. We expect our gross margin to increase over time as compared to the rates we delivered prior to the impact of COVID, as recurring revenue becomes a larger proportion of revenue, and as we increase average ARR per device.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation costs, sales commissions, costs of general marketing and promotional activities, travel-related expenses and allocated overhead. Sales commissions earned by our sales force are deferred and amortized over the period of benefit, which is estimated to be 5 years. We expect our sales and marketing expenses to increase on an absolute dollar basis as we expand our sales personnel and marketing efforts.

Research and development. Research and development expenses consist primarily of personnel costs and allocated overhead. We will continue to invest in innovation so that we can offer our customers new solutions and enhance our existing solutions. See “Business — Research and Development” in our IPO Prospectus for more information. We expect such investment to increase on an absolute dollar basis as our business grows.

General and Administrative. General and administrative expenses consist primarily of employee compensation costs for corporate personnel, such as those in our executive, human resource, facilities, accounting and finance, legal and compliance, and information technology departments. In addition, general and administrative expenses include acquisition-related expenses which primarily consist of third-party expenses, such as legal and accounting fees, and adjustments to contingent consideration. We expect our general and administrative expenses to increase on a dollar basis as our business grows, particularly as we continue to invest in technology infrastructure and expand our operations globally. Also, we expect to incur additional general and administrative expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations and accounting expenses.

Amortization. Amortization expense primarily consists of amortization of acquired trademarks, customer relationships and developed technology.

Interest Expense, Net

Interest expense, net consists primarily of interest payments on our outstanding borrowings under our Credit Facilities as well as the amortization of associated deferred financing costs. See “— Liquidity and Capital Resources — Credit Facilities”.

Foreign Currency Transaction Loss

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. The assets, liabilities, revenues and expenses of our foreign operations are remeasured in accordance with ASC Topic 830, Foreign Currency Matters. Remeasurement adjustments are recorded as foreign currency transaction gains (losses) in the consolidated statement of operations.

Income Tax Benefit

Income tax benefit consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Other Income

Other income consists primarily of sublease rental income.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription	$52,978	$37,216	$103,056	$70,956
Services	2,451	4,794	6,461	9,295
License	6,802	6,300	13,104	12,187
Total revenue	62,231	48,310	122,621	92,438
Cost of revenue:
Cost of subscription(1)(2) (exclusive of amortization expense shown below)	8,762	7,423	18,010	14,380
Cost of services(1)(2) (exclusive of amortization expense shown below)	2,207	3,549	5,293	7,192
Amortization expense	2,678	2,513	5,355	4,954
Total cost of revenue	13,647	13,485	28,658	26,526
Gross profit	48,584	34,825	93,963	65,912
Operating expenses:
Sales and marketing(1)(2)	20,202	16,612	42,484	31,888
Research and development(1)(2)	11,929	9,491	24,546	18,534
General and administrative(1)(2)(3)	6,603	7,534	17,892	14,797
Amortization expense	5,634	5,626	11,308	11,259
Total operating expenses	44,368	39,263	96,230	76,478
Income (loss) from operations	4,216	(4,438)	(2,267)	(10,566)
Interest expense	(4,690)	(5,481)	(9,468)	(10,952)
Foreign currency transaction loss	(13)	(197)	(317)	(450)
Other income, net	36	55	91	110
Loss before income tax benefit	(451)	(10,061)	(11,961)	(21,858)
Income tax benefit	28	2,390	3,248	5,177
Net loss	$(423)	$(7,671)	$(8,713)	$(16,681)

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Cost of Revenue:
Subscription	$38	$55	$76	$118
Services	—	—	—	—
Sales and marketing	111	143	222	236
Research and development	141	95	298	185
General and administrative	474	356	979	679
	$764	$649	$1,575	$1,218

(2)	Includes depreciation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue:
Subscription	$227	$214	$465	$397
Services	47	62	100	121
Sales and marketing	438	404	932	734
Research and development	260	263	552	490
General and administrative	132	56	288	130
	$1,104	$999	$2,337	$1,872

(3)	Includes acquisition-related expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
General and administrative	$1,636	$—	$3,236	$904

General and administrative also includes a Digita earnout benefit of $3.7 million for the three and six months ended June 30, 2020.

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(as a percentage of total revenue)
Consolidated Statement of Operations Data:
Revenue:
Subscription	85%	77%	84%	77%
Services	4	10	5	10
License	11	13	11	13
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	14	15	15	16
Cost of services (exclusive of amortization expense shown below)	4	7	4	8
Amortization expense	4	5	4	5
Total cost of revenue	22	28	23	29
Gross profit	78	72	77	71
Operating expenses:
Sales and marketing	32	34	35	34
Research and development	19	20	20	20
General and administrative	11	16	15	16
Amortization expense	9	12	9	12
Total operating expenses	71	81	78	83
Income (loss) from operations	7	(9)	(2)	(11)
Interest expense	(8)	(11)	(8)	(12)
Foreign currency transaction loss	0	0	0	0
Other income, net	0	0	0	0
Loss before income tax benefit	(1)	(20)	(9)	(23)
Income tax benefit	0	5	3	6
Net loss	(1)%	(15)%	(7)%	(17)%

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
SaaS subscription and support and maintenance	$52,978	$37,216	$15,762	42%	$103,056	$70,956	$32,100	45%
On‑premise subscription	5,770	4,048	1,722	43	10,310	7,089	3,221	45
Recurring revenue	58,748	41,264	17,484	42	113,366	78,045	35,321	45
Perpetual license	1,032	2,252	(1,220)	(54)	2,794	5,098	(2,304)	(45)
Professional services	2,451	4,794	(2,343)	(49)	6,461	9,295	(2,834)	(30)
Non‑recurring revenue	3,483	7,046	(3,563)	(51)	9,255	14,393	(5,138)	(36)
Total revenue	$62,231	$48,310	$13,921	29%	$122,621	$92,438	$30,183	33%

Total revenue increased by $13.9 million, or 29%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Overall revenue increased as a result of higher subscription revenue partially offset by lower services and license revenue. Recurring revenue accounted for 94% of total revenue for the three months ended June 30, 2020 compared to 85% for the three months ended June 30, 2019. The increase in subscription revenue was driven by device expansion, the addition of new customers and cross-selling. Services revenue has decreased as COVID-19 impacted our in-person trainings, and our product enhancements have reduced the reliance our customers need to place on our services in order to utilize our products. License revenue decreased as a result of shifting customers to our SaaS model as opposed to on-premise, perpetual licenses.

Total revenue increased by $30.2 million, or 33%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Overall revenue increased as a result of higher subscription revenue partially offset by lower services and license revenue. Recurring revenue accounted for 92% of total revenue for the six months ended June 30, 2020 compared to 84% for the six months ended June 30, 2019. The increase in subscription revenue was driven by device expansion, the addition of new customers and cross-selling. Services revenue has decreased as COVID-19 impacted our in-person trainings, and our product enhancements have reduced the reliance our customers need to place on our services in order to utilize our products. License revenue decreased as a result of shifting customers to our SaaS model as opposed to on-premise, perpetual licenses.

Cost of Revenue and Gross Margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Cost of revenue:
Cost of subscription (exclusive of amortization shown below)	$8,762	$7,423	$1,339	18%	$18,010	$14,380	$3,630	25%
Cost of services (exclusive of amortization show below)	2,207	3,549	(1,342)	(38)	5,293	7,192	(1,899)	(26)
Amortization expense	2,678	2,513	165	7	5,355	4,954	401	8
Total cost of revenue	$13,647	$13,485	$162	1%	$28,658	$26,526	$2,132	8%
Gross margin:
Subscription (exclusive of amortization)	85%	82%			84%	82%
Services (exclusive of amortization)	37%	50%			43%	50%
Total gross margin	78%	72%			77%	71%

Cost of revenue increased by $0.2 million, or 1%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily reflecting an increase in cost of subscription revenue offset by lower services cost of revenue. Subscription cost of revenue increased $1.3 million due to an increase of $1.0 million in employee compensation costs related to higher headcount to support the growth in our subscription customer base and an increase of $0.3 million in third party hosting fees as we increased capacity to support our growth. Cost of services revenue decreased $1.3 million as a result of lower services revenue.

Cost of revenue increased by $2.1 million, or 8%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 driven by an increase in cost of subscription revenue and amortization expense partially offset by lower services cost of revenue. Subscription cost of revenue increased $3.6 million primarily due to an increase of $2.1 million in employee compensation costs related to higher headcount to support the growth in our subscription customer base, an increase of $1.0 million in third party hosting fees as we increased capacity to support our growth and an increase of $0.3 million in computer hardware and software costs to support the growth of the business. Amortization expense increased $0.4 million due to intangibles added to our balance sheet as the result of acquisitions occurring in 2019. Cost of services revenues decreased $1.9 million as a result of lower services revenue.

Our subscription gross margin was 85% for the three months ended June 30, 2020 compared to 82% for the three months ended June 30, 2019. Our subscription gross margin was 84% for the six months ended June 30, 2020 compared to 82% for the six months ended June 30, 2019. The improvement in subscription gross margin for the three and six months ended June 30, 2020 compared to the prior year periods was due to the growth in subscription revenue outpacing the growth in the support and hosting costs required to deliver our subscription solution.

Services gross margin was 37% for the three months ended June 30, 2020 compared to 50% for the three months ended June 30, 2019. Services gross margin was 43% for the six months ended June 30, 2020 compared to 50% for the six months ended June 30, 2019. The decrease in services gross margin for the three and six months ended June 30, 2020 compared to the prior year periods primarily reflected a larger decrease in services revenues than services costs due to the cancellation of in-person trainings as a result of COVID-19.

Total gross margin was 78% and 72% for the three months ended June 30, 2020 and 2019, respectively, and 77% and 71% for the six months ended June 30, 2020 and 2019, respectively, as our revenue expanded faster than the costs required to deliver the revenue.

Operating Expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Operating expenses:
Sales and marketing	$20,202	$16,612	$3,590	22%	$42,484	$31,888	$10,596	33%
Research and development	11,929	9,491	2,438	26	24,546	18,534	6,012	32
General and administrative	6,603	7,534	(931)	(12)	17,892	14,797	3,095	21
Amortization expense	5,634	5,626	8	0	11,308	11,259	49	0
Operating expenses	$44,368	$39,263	$5,105	13%	$96,230	$76,478	$19,752	26%

Sales and Marketing. Sales and marketing expenses increased by $3.6 million, or 22%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to an increase of $4.1 million in employee compensation costs related to headcount growth and an increase of $0.3 million in computer hardware and software costs to support the growth of the business, partially offset by a $1.0 million decrease in travel-related expenses reflecting less travel due to COVID-19.

Sales and marketing expenses increased by $10.6 million, or 33%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to an increase of $8.9 million in employee compensation costs related to headcount growth and an increase of $1.1 million in computer hardware and software costs to support the growth of the business, partially offset by a $0.4 million decrease in travel-related expenses reflecting less travel due to COVID-19. Marketing costs increased by $0.6 million primarily due to increases in demand generation programs, advertising, and brand awareness campaigns focused on new customers acquisition.

Research and Development. Research and development expenses increased by $2.4 million, or 26%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to an increase of $2.1 million in employee compensation costs due to higher headcount and an increase of $0.3 million in outside services.

Research and development expenses increased by $6.0 million, or 32%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to an increase of $4.6 million in employee compensation costs due to higher headcount, an increase of $0.6 million in outside services and an increase of $0.5 million in computer hardware and software costs to support the growth of the business.

General and Administrative. General and administrative expenses decreased by $0.9 million, or 12%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily due to a $3.7 million reduction to contingent consideration and a $1.1 million decrease in consulting services related to process improvements. The decrease was partially offset by an increase of $1.7 million in employee compensation costs primarily related to higher headcount to support our continued growth and transition to becoming a public company, an increase of $1.6 million in acquisition-related expenses and a $0.5 million increase in allowance for bad debt.

General and administrative expenses increased by $3.1 million, or 21%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to an increase of $4.0 million in employee compensation costs primarily related to higher headcount to support our continued growth and transition to becoming a public company, a $2.3 million increase in acquisition-related expenses, a $0.8 million increase in allowance for bad debt and returns and an increase of $0.4 million in travel costs which slowed in the second quarter due to COVID-19, partially offset by a $3.7 million reduction to contingent consideration and a $1.4 million decrease in consulting services related to process improvements. The remainder of the cost increase related to costs to support the growth in business and headcount of approximately $0.7 million.

Interest Expense, Net

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Interest expense, net	$4,690	$5,481	$(791)	(14)%	$9,468	$10,952	$(1,484)	(14)%

Interest expense, net decreased by $0.8 million, or 14%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was driven by a lower interest rate in the second quarter of 2020 compared to the second quarter of 2019, as well as a lower average debt balance.

Interest expense, net decreased by $1.5 million, or 14%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 driven by a lower interest rate, as well as a lower average debt balance.

Foreign Currency Transaction Loss

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Foreign currency transaction loss	$13	$197	$(184)	(93)%	$317	$450	$(133)	(30)%

Foreign currency transaction loss decreased by $0.2 million, or 93%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Foreign currency transaction loss decreased by $0.1 million, or 30%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The loss was driven primarily by the weakening of the U.S. dollar relative to the Euro on significant Euro denominated intercompany loans that were utilized to fund the acquisition of ZuluDesk.

Other Income, Net

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Other income, net	$36	$55	$(19)	(35)%	$91	$110	$(19)	(17)%

Income Tax Benefit

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Income tax benefit	$28	$2,390	$(2,362)	(99)%	$3,248	$5,177	$(1,929)	(37)%

Income tax benefit was $28 thousand and $2.4 million for the three months ended June 30, 2020 and 2019, respectively. The effective tax rates for the three months ended June 30, 2020 and 2019 were 6.2% and 23.8%, respectively. The key components of the Company’s income tax benefit primarily consist of state and federal income taxes, federal research and development credits, and Global Intangible Low-Taxed Income provisions. The effective tax rate for the three months ended June 30, 2020 was impacted by $108 thousand of discrete income tax expense primarily due to the finalization of the net operating loss carryback changes related to the CARES Act. The Company’s annual effective tax rates for the three months ended June 30, 2020 and 2019 were 25.4% and 23.8%, respectively.

Income tax benefit was $3.2 million and $5.2 million for the six months ended June 30, 2020 and 2019, respectively. The effective tax rates for the six months ended June 30, 2020 and 2019 were 27.2% and 23.7%, respectively. The key components of the Company’s income tax benefit primarily consist of state and federal income taxes, federal research and development credits, and Global Intangible Low-Taxed Income provisions. The effective tax rate for the six months ended June 30, 2020 was higher than the prior year period due to the impact of the net operating loss carryback and interest limitation changes related to the CARES Act, and a change in valuation allowance on foreign deferred tax assets related to a merger of subsidiaries. The effective tax rate for the six months ended June 30, 2020 was impacted by $210 thousand of discrete income tax benefit primarily due to the impact of the net operating loss carryback and interest limitation changes related to the CARES Act.

Liquidity and Capital Resources

General

As of June 30, 2020, our principal sources of liquidity were cash and cash equivalents totaling $38.4 million, which were held for working capital purposes, as well as the available balance of our Prior Revolving Credit Facility, described further below. Our cash equivalents, when held, are comprised of money market funds. Our positive cash flows from operations enable us to make continued investments in supporting the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future.

On July 24, 2020, we closed our IPO through which we issued and sold 13,500,000 shares of common stock at a price per share of $26.00. We received aggregate proceeds of approximately $319.0 million from the IPO, after deducting the underwriting discount and offering expenses payable by us. Upon closing of the IPO, the Company repaid $205.0 million of the principal amount of the Term Loan Facility and paid $3.4 million of accrued interest and $2.0 million of prepayment penalty. The Company also wrote off $3.2 million of remaining debt issuance costs upon repayment of the debt. The Company recorded a loss on debt extinguishment of $5.2 million for the prepayment penalty and write off of debt issuance costs in the third quarter of 2020.

We believe our cash and cash equivalents, our New Revolving Credit Facility and cash provided by sales of our software solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations.

A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2020, we had deferred revenue of $157.7 million, of which $130.3 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Credit Facilities

On November 13, 2017, we entered into a Credit Agreement with a syndicate of lenders, comprised of the $175.0 million Term Loan Facility and the $15.0 million Prior Revolving Credit Facility, in each case with a maturity date of November 13, 2022. Pursuant to the Amendment Agreement No. 1, dated as of January 30, 2019, the Term Loan Facility was increased to $205.0 million. As of June 30, 2020, we had $205.0 million and no borrowings outstanding under our Term Loan Facility and Prior Revolving Credit Facility, respectively, and $1.2 million of letters of credit outstanding under our Prior Revolving Credit Facility.

Borrowings under the Prior Credit Agreement bore interest at a rate per annum, at the borrower’s option, equal to an applicable margin, plus, (a) for alternate base rate borrowings, the highest of (i) the rate last quoted by The Wall Street Journal as the “prime rate” in the United States, (ii) the Federal Funds Rate in effect on such day plus 1/2 of 1.00% and (iii) the Adjusted LIBO Rate for a one month interest period on such day plus 1.00% and (b) for eurodollar borrowings, the Adjusted LIBO Rate determined by the greater of (i) the LIBO Rate for the relevant interest period divided by 1 minus the statutory reserves (if any) and (ii) 1.00%.

The applicable margin for borrowings under the Prior Credit Agreement was (a)(1) prior to June 30, 2020 and (2) on or after June 30, 2020 (so long as the total leverage ratio is greater than 6.00 to 1.00), (i) 7.00% for alternate base rate borrowings and (ii) 8.00% for eurodollar borrowings and (b) on or after June 30, 2020 (so long as the total leverage ratio is less than or equal to 6.00 to 1.00), subject to step downs to (i) 5.50% for alternate base rate borrowings and (ii) 6.50% for eurodollar borrowings. The total leverage ratio was determined in accordance with the terms of the Prior Credit Agreement.

The contract interest rate on the Term Loan Facility was 8.00% per annum as of June 30, 2020. The effective interest rate was 8.70% per annum as of June 30, 2020. The effective interest rate was higher than the contract rate due to amortization of debt issuance costs related to the Term Loan Facility. The Term Loan Facility did not require periodic principal payments.

As of June 30, 2020, the interest rate for the Prior Revolving Credit Facility was 7% per annum. As of June 30, 2020, the Company had used $1.2 million as collateral for office space letters of credit, which is an off-balance sheet arrangement. The borrower was also required to pay a commitment fee on the average daily undrawn portion of the Prior Revolving Credit Facility of 0.50% per annum, and a letter of credit participation fee equal to the applicable margin for eurodollar revolving loans on the actual daily amount of the letter of credit exposure.

The Prior Credit Agreement contained customary representations and warranties, affirmative covenants, reporting obligations, negative covenants and events of default.

On July 27, 2020, we entered into a new secured Credit Agreement for an initial revolving credit facility of $150 million, which may be increased or decreased under specific circumstances, with a $25 million letter of credit sublimit and a $50 million alternative currency sublimit. In addition, the New Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5 million for each facility. Borrowings under the New Credit Agreement mature on July 27, 2025. The New Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants and events of default. In the third quarter of 2020, the Company recorded debt issuance costs of $1.2 million related to the New Credit Agreement. There have been no borrowings against the New Credit Agreement.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Net cash provided by (used in) operating activities	$9,457	$(9,719)
Net cash used in investing activities	(1,366)	(38,625)
Net cash provided by (used in) financing activities	(2,100)	39,106
Net increase (decrease) in cash and cash equivalents	5,991	(9,238)
Cash and cash equivalents at beginning of period	32,433	39,240
Cash and cash equivalents at end of period	$38,424	$30,002
Cash paid for interest	$9,262	$10,568
Cash paid for purchases of equipment and leasehold improvements	1,366	3,319

Operating Activities

For the six months ended June 30, 2020, net cash provided by operating activities was $9.5 million reflecting our net loss of $8.7 million, adjusted for non-cash charges of $19.3 million and net cash outflows of $1.1 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, amortization of debt issuance costs, provision for bad debt expense and returns and share-based compensation, partially offset by deferred taxes and a $3.7 million adjustment to our Digita earnout. The primary drivers of net cash outflows from changes in operating assets and liabilities included an increase in deferred contract costs of $10.0 million, an increase in trade accounts receivable of $7.4 million, and a decrease in accounts payable and accrued liabilities of $2.1 million, partially offset by a $17.0 million increase in deferred revenue and a $1.2 million increase in other liabilities.

For the six months ended June 30, 2019, net cash used in operating activities was $9.7 million reflecting our net loss of $16.7 million, adjusted for non-cash charges of $17.3 million and net cash outflows of $10.3 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, amortization of debt issuance costs, provision for bad debt expense and returns and share-based compensation, partially offset by deferred taxes. The primary drivers of net cash outflows from changes in operating assets and liabilities included an increase in accounts receivable of $10.6 million, an increase in deferred contract costs of $8.7 million, an increase in prepaid expenses and other assets of $2.7 million, and a decrease in accounts payable and accrued liabilities of $2.3 million, partially offset by a $14.2 million increase in deferred revenue.

Investing Activities

During the six months ended June 30, 2020, net cash used in investing activities was $1.4 million due to purchases of equipment and leasehold improvements to support our higher headcount with additional office space and hardware and software.

During the six months ended June 30, 2019, net cash used in investing activities was $38.6 million driven by the acquisition of ZuluDesk of $35.3 million, net of cash acquired, and purchases of $3.3 million in equipment and leasehold improvements to support our higher headcount with additional office space and hardware and software.

Financing Activities

Net cash used in financing activities of $2.1 million during the six months ended June 30, 2020 was due to cash paid for offering costs, partially offset by proceeds from the exercise of stock options.

Net cash provided by financing activities of $39.1 million during the six months ended June 30, 2019 was primarily due to increased borrowings on our Credit Facilities of $40.0 million for the ZuluDesk acquisition.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and repayments of long-term debt and the respective interest expense. In “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our IPO Prospectus, we disclosed our total contractual obligations as of December 31, 2019 and a new contractual agreement for hosting services entered into in March 2020. In connection with the closing of the IPO on July 24, 2020, we repaid $205.0 million of the principal amount of our Term Loan Facility using the proceeds from the IPO. Outside of the above and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our IPO Prospectus.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, channel partners, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement, misappropriation or other violation claims made by third parties. See “Risk Factors — We have indemnity provisions under our contracts with our customers, channel partners and other third parties, which could have a material adverse effect on our business” in our IPO Prospectus. In addition, in connection with the completion of our IPO, we entered into indemnification agreements with our directors and certain executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structure finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates, impacting our reported results of operations and financial condition.

There have been no material changes to our critical accounting policies and estimates disclosed in our IPO Prospectus. For more information, refer to “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk

The functional currency of our foreign subsidiaries is the U.S. dollar. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Poland, and the Netherlands. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and six months ended June 30, 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

Our primary market risk exposure is changing Eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including E.U. and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

The contract interest rate on the Term Loan Facility was 8.00% per annum as of June 30, 2020. The effective interest rate was 8.70% per annum as of June 30, 2020. The effective interest rate was higher than the contract rate due to amortization of debt issuance costs related to the Term Loan Facility. The Term Loan Facility does not require periodic principal payments.

At June 30, 2020, we had total outstanding debt of $205.0 million and no borrowings outstanding under our Term Loan Facility and Prior Revolving Credit Facility, respectively. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $2.1 million on an annual basis.

See “— Liquidity and Capital Resources — Credit Facilities” for more information with respect to the calculation of interest rates under our Credit Facilities.

Impact of Inflation

While inflation may impact our net revenue and costs of revenue, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our IPO Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2020.

Use of Proceeds from Initial Public Offering of Common Stock

On July 24, 2020, we closed our IPO in which we sold 13,500,000 shares of common stock at a public offering price of $26.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to the Company’s registration statement on Form S-1 (File No. 333-239535), as amended (the “Initial Registration Statement”), which was declared effective by the SEC on July 21, 2020 and the Company’s registration statement on Form S-1 (File No. 333- 239991) filed on July 21, 2020 pursuant to Rule 462(b) under the Securities Act (the “462(b) Registration Statement”, and together with the Initial Registration Statement, the “Registration Statements”). The representatives of the several underwriters of the IPO were Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc. and Barclays Capital Inc. The offering commenced on July 21, 2020 and did not terminate before all of the securities registered in the registration statement were sold.

We raised approximately $319.0 million in net proceeds after deducting underwriting discounts and commissions of $24.7 million and offering expenses of $7.3 million. There was no material change in the use of the IPO proceeds as described in the IPO Prospectus. On July 27, 2020, the net proceeds from the IPO were used to repay $205.0 million of our Term Loan Facility, together with $3.4 million of accrued interest and $2.0 million of prepayment penalty.

In connection with our entry into the Term Loan Facility, affiliates of Vista collectively acquired $45.0 million of term loans under the Term Loan Facility and immediately prior to the repayment on July 27, 2020, affiliates of Vista collectively owned $34.9 million of the Term Loan Facility. Accordingly, Vista received $34.9 million of the net proceeds from the IPO in connection with the repayment of $205.0 million of the Term Loan Facility.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 1, 2020, the Company entered into an amended and restated director nomination agreement (the “Amended and Restated Director Nomination Agreement”), by and among the Company and the other signatories thereto. The Amended and Restated Director Nomination Agreement amended and restated the director nomination agreement entered into on July 24, 2020 in connection with the Company’s IPO.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Jamf Holding Corp., dated July 24, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 27, 2020).

3.2	Amended and Restated Bylaws of Jamf Holding Corp., dated July 24, 2020 (incorporated by reference to the Company’s Exhibit 3.2 to the Company’s Form 8-K filed on July 27, 2020).

4.1

Registration Rights Agreement, dated July 24, 2020, by and among the Company and the other signatories party thereto (incorporated by reference to the Company’s Exhibit 4.1 to the Company’s Form 8-K filed on July 27, 2020).

10.1

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Jamf Holding Corp.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 29, 2020).

10.2+

Jamf Holding Corp. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Jamf Holding Corp.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2020).

10.3+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-239535), filed with the Commission on June 29, 2020).

10.4+

Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No. 333-239535), filed with the Commission on June 29, 2020).

10.5+

Form of Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-239535), filed with the Commission on June 29, 2020).

10.6+

Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-239535), filed with the Commission on June 29, 2020).

10.7+

Amended and Restated Jamf Holding Corp 2017 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Jamf Holding Corp.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2020).

10.8+

Form of Amended and Restated Jamf Holding Corp. Stock Option Plan Grant Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (No. 333-239535), filed with the Commission on June 29, 2020).

10.9

Credit Agreement, dated as of July 27, 2020, by and among JAMF Holdings, Inc., as borrower, Juno Intermediate, Inc., as a guarantor, Juno Parent, LLC, as a guarantor, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to the Company’s Exhibit 10.1 to the Company’s Form 8-K filed on July 29, 2020).

10.10	Amended and Restated Director Nomination Agreement, dated September 1, 2020, by and among the Company and the signatories party thereto, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jamf Holding Corp. (Registrant)

Date: September 2, 2020	By:	/s/ Jill Putman
Jill Putman
Chief Financial Officer (Principal Financial Officer)