Form 10-Q
period 2020-09-30
Jamf Holding Corp.
filed 2020-11-12
CIK 1721947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On November 4, 2020, the Registrant had 116,596,385 shares of common stock, $0.001 par value, outstanding.

Jamf Holding Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMF HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$177,457	$32,433
Trade accounts receivable, net of allowances of $513 and $200 at September 30, 2020 and December 31, 2019, respectively	64,151	46,513
Income taxes receivable	672	14
Deferred contract costs	8,528	5,553
Prepaid expenses	16,565	10,935
Other current assets	764	3,133
Total current assets	268,137	98,581
Equipment and leasehold improvements, net	10,934	12,477
Goodwill	539,818	539,818
Other intangible assets, net	210,120	235,099
Deferred contract costs	23,433	16,234
Other assets	2,842	2,599
Total assets	$1,055,284	$904,808
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,672	$3,684
Accrued liabilities	21,521	26,927
Income taxes payable	1,294	819
Deferred revenues	151,532	120,089
Total current liabilities	181,019	151,519
Deferred revenues, noncurrent	36,706	20,621
Deferred tax liability	12,774	18,133
Debt	—	201,319
Other liabilities	9,399	9,338
Total liabilities	239,898	400,930
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 and no shares authorized at September 30, 2020 and December 31, 2019, respectively; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 500,000,000 and 132,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 116,463,284 and 102,843,612 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	117	103
Additional paid‑in capital	894,056	568,756
Accumulated deficit	(78,787)	(64,981)
Total stockholders’ equity	815,386	503,878
Total liabilities and stockholders’ equity	$1,055,284	$904,808

The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Subscription	$57,933	$41,916	$160,989	$112,872
Services	3,605	5,234	10,066	14,529
License	8,866	7,418	21,970	19,605
Total revenue	70,404	54,568	193,025	147,006
Cost of revenue:
Cost of subscription (exclusive of amortization shown below)	10,117	8,045	28,127	22,425
Cost of services (exclusive of amortization shown below)	2,443	3,397	7,736	10,589
Amortization expense	2,679	2,634	8,034	7,588
Total cost of revenue	15,239	14,076	43,897	40,602
Gross profit	55,165	40,492	149,128	106,404
Operating expenses:
Sales and marketing	23,251	16,962	65,735	48,850
Research and development	12,736	10,919	37,282	29,453
General and administrative	13,921	6,779	31,813	21,576
Amortization expense	5,633	5,627	16,941	16,886
Total operating expenses	55,541	40,287	151,771	116,765
Income (loss) from operations	(376)	205	(2,643)	(10,361)
Interest expense, net	(1,207)	(5,473)	(10,675)	(16,425)
Loss on extinguishment of debt	(5,213)	—	(5,213)	—
Foreign currency transaction loss	(154)	(861)	(471)	(1,311)
Other income, net	—	55	91	165
Loss before income tax benefit	(6,950)	(6,074)	(18,911)	(27,932)
Income tax benefit	1,857	1,404	5,105	6,581
Net loss	$(5,093)	$(4,670)	$(13,806)	$(21,351)
Net loss per share, basic and diluted	$(0.04)	$(0.05)	$(0.13)	$(0.21)
Weighted‑average shares used to compute net loss per share, basic and diluted	113,203,074	102,791,023	106,333,836	102,727,198

The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

	Stock Class		Additional
	Common		Paid‑In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended September 30, 2020:

Balance, June 30, 2020	102,862,404	$103	$570,434	$(73,694)	$496,843
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	13,500,000	14	318,979	—	318,993
Private placement	85,880	—	2,233	—	2,233
Exercise of stock options	15,000	—	82	—	82
Share‑based compensation	—	—	2,328	—	2,328
Net loss	—	—	—	(5,093)	(5,093)
Balance, September 30, 2020	116,463,284	$117	$894,056	$(78,787)	$815,386

Three Months Ended September 30, 2019:

Balance, June 30, 2019	102,769,324	$103	$567,248	$(49,062)	$518,289
Exercise of stock options	29,976	—	164	—	164
Share‑based compensation	—	—	598	—	598
Net loss	—	—	—	(4,670)	(4,670)
Balance, September 30, 2019	102,799,300	$103	$568,010	$(53,732)	$514,381

Nine Months Ended September 30, 2020:

Balance, December 31, 2019	102,843,612	$103	$568,756	$(64,981)	$503,878
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	13,500,000	14	318,979	—	318,993
Private placement	85,880	—	2,233	—	2,233
Exercise of stock options	33,792	—	185	—	185
Share‑based compensation	—	—	3,903	—	3,903
Net loss	—	—	—	(13,806)	(13,806)
Balance, September 30, 2020	116,463,284	$117	$894,056	$(78,787)	$815,386

Nine Months Ended September 30, 2019:

Balance, December 31, 2018	102,649,701	$103	$565,372	$(32,381)	$533,094
Exercise of stock options	149,599	—	822	—	822
Share‑based compensation	—	—	1,816	—	1,816
Net loss	—	—	—	(21,351)	(21,351)
Balance, September 30, 2019	102,799,300	$103	$568,010	$(53,732)	$514,381

The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(13,806)	$(21,351)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	28,378	27,437
Amortization of deferred contract costs	6,705	4,463
Amortization of debt issuance costs	700	843
Provision for bad debt expense and returns	894	—
Loss (gain) on disposal of equipment and leasehold improvements	(23)	(11)
Loss on extinguishment of debt	5,213	—
Share‑based compensation	3,903	1,816
Deferred taxes	(5,357)	(6,867)
Adjustment to contingent consideration	(3,100)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(18,332)	(13,046)
Income tax receivable/payable	(183)	(246)
Prepaid expenses and other assets	(4,699)	(4,888)
Deferred contract costs	(16,879)	(12,684)
Accounts payable	3,145	(836)
Accrued liabilities	(4,207)	1,151
Deferred revenue	47,528	29,597
Other liabilities	3,161	(11)
Net cash provided by operating activities	33,041	5,367
Cash flows from investing activities
Acquisition, net of cash acquired	—	(40,173)
Purchases of equipment and leasehold improvements	(1,836)	(6,164)
Net cash used in investing activities	(1,836)	(46,337)
Cash flows from financing activities
Proceeds from debt	—	40,000
Debt issuance costs	(1,264)	(1,550)
Payment of debt	(205,000)	(4,750)
Payment of debt extinguishment costs	(2,050)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	326,316	—
Cash paid for offering costs	(6,601)	—
Proceeds from private placement	2,233	—
Proceeds from the exercise of stock options	185	820
Net cash provided by financing activities	113,819	34,520
Net increase (decrease) in cash	145,024	(6,450)
Cash, beginning of period	32,433	39,240
Cash, end of period	$177,457	$32,790
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,647	$15,785
Cash paid for income taxes, net of refunds	703	511

The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of presentation and description of business

Description of business

Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company,” “we,” “us” or “our.” We are the standard in Apple Enterprise Management, and our cloud software platform is the only vertically-focused Apple infrastructure and security platform of scale in the world. We help organizations connect, manage and protect Apple products, apps and corporate resources in the cloud without ever having to touch the devices. With our products, Apple devices can be deployed to employees brand new in the shrink-wrapped box, automatically set up and personalized at first power-on and continuously administered throughout the life of the device. Our customers are located throughout the world.

Initial public offering

On July 24, 2020, the Company closed its initial public offering (“IPO”) through which it issued and sold 13,500,000 shares of common stock at a price per share to the public of $26.00 (the “IPO Price”). In connection with the IPO, the Company raised approximately $319.0 million after deducting the underwriting discount and commissions of $24.7 million and offering expenses of $7.3 million. Upon completion of the IPO, authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Concurrently with the Company’s IPO, the Company issued and sold 85,880 shares of its common stock in a private placement to certain of its named executive officers, certain of its other employees and its independent directors at the IPO Price for aggregate consideration of approximately $2.2 million.

Upon closing of the IPO, the Company repaid $205.0 million of the principal amount of its then existing Term Loan Facility (the “Prior Term Loan Facility”) and paid $3.4 million of accrued interest and $2.0 million of prepayment penalty. The Company also wrote off $3.2 million of remaining debt issuance costs upon repayment of the debt. The Company recorded a loss on debt extinguishment of $5.2 million for the prepayment penalty and write off of debt issuance costs in the third quarter of 2020.

Vista Equity Partners acquisition

On November 13, 2017, Vista Equity Partners (“Vista”) acquired a majority share of all the issued and outstanding shares of the Company at the purchase price of $733.8 million (the “Vista Acquisition”). As of September 30, 2020, funds controlled by Vista own approximately 72.9% of our outstanding common stock. As a result, we are a “controlled company” under NASDAQ Global Select Market (“NASDAQ”) corporate governance rules.

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

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

We will remain an emerging growth company for the first five fiscal years after the completion of our IPO, unless one of the following occurs: (i) our total annual gross revenue is at least $1.07 billion, (ii) we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period, or (iii) we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company.

Unaudited Interim Consolidated Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2020, the consolidated statements of operations and of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 and the related footnote disclosures are unaudited. These unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. All adjustments made were of a normal recurring nature. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future period.

Subsequent events

The Company evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified.

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

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Revenue by geographic region as determined based on the end user customer address was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Revenue:
The Americas	$54,631	$42,459	$149,806	$112,980
Europe, the Middle East, India, and Africa	11,754	9,313	32,483	25,972
Asia Pacific	4,019	2,796	10,736	8,054
	$70,404	$54,568	$193,025	$147,006

Note 2. Summary of significant accounting policies

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in our final prospectus (the “IPO Prospectus”) dated as of July 21, 2020 and filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). There have been no significant changes to these policies that have had a material impact on the Company’s consolidated financial statements and related notes for the three and nine months ended September 30, 2020. The following describes the impact of certain policies.

Stock split

On July 10, 2020, the Company effected a 110-for-1 stock split of its common stock. The par value of the common stock was not adjusted as a result of the stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect this stock split.

Deferred offering costs

Offering costs are capitalized and consist of fees incurred in connection with the sale of common stock in our IPO and include legal, accounting, printing, and other IPO-related costs. The balance of deferred offering costs included within other current assets as of December 31, 2019 was $2.3 million. During the three and nine months ended September 30, 2020, we incurred $1.5 million and $5.0 million, respectively, of deferred offering costs. Upon completion of our IPO, the total amount of $7.3 million of deferred offering costs was reclassified to stockholders’ equity and recorded against the proceeds from the offering. Therefore, we had no deferred offering costs included within other current assets as of September 30, 2020.

Share-based compensation

The Company applies the provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), in its accounting and reporting for stock-based compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All service-based options outstanding under the Company’s option plans have exercise prices equal to the fair value of the Company’s stock on the grant date. The fair value of these service options is determined using the Black-Scholes option pricing model. The estimated fair value of service-based awards is recognized as compensation expense over the applicable vesting period. All awards expire after 10 years. There were no service option grants during the nine months ended September 30, 2020.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Compensation cost for restricted stock units is determined based on the fair market value of the Company’s stock at the date of the grant. Stock-based compensation expense is generally recognized over the required service period. Forfeitures are accounted for when they occur.

The Company also grants performance-based awards to certain executives that vest and become exercisable when Vista’s realized cash return on its investment in the Company equals or exceeds $1.515 billion upon a change in control of the Company (“Termination Event”). The terms of the agreement do not specify a performance period for the occurrence of the Termination Event. The contractual term of the awards is 10 years. These options are also referred to as return target options. The Company uses a Modified Black-Scholes option pricing model which uses Level 3 inputs for fair value measurement.

In conjunction with the IPO, the vesting conditions of the performance-based awards were modified to also vest following an IPO and registration and sale of shares by Vista provided that Vista achieves a cash return on its equity investment in the Company equaling or exceeding $1.515 billion. In accordance with ASC 718, we calculated the fair value of these options on the modification date. The value of these options on the date of modification was $33.0 million as of June 30, 2020. As the awards are not currently considered probable of meeting vesting requirements no expense has been recognized, and the timing of any future expense recognition is unknown.

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

Disaggregation of Revenue

The Company separates revenue into recurring and non-recurring categories to disaggregate those revenues that are one-time in nature from those that are term-based and renewable. Revenue from recurring and non-recurring contractual arrangements are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
SaaS subscription and support and maintenance	$57,933	$41,916	$160,989	$112,872
On‑premise subscription	7,849	5,135	18,159	12,224
Recurring revenue	65,782	47,051	179,148	125,096
Perpetual licenses	1,017	2,283	3,811	7,381
Professional services	3,605	5,234	10,066	14,529
Non‑recurring revenue	4,622	7,517	13,877	21,910
Total revenue	$70,404	$54,568	$193,025	$147,006

Contract Balances

Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance and services in advance.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Balance, beginning of the period	$157,738	$117,919	$140,710	$100,662
Revenue earned	(50,038)	(39,261)	(147,324)	(116,145)
Deferral of revenue	80,538	54,651	194,852	148,792
Balance, end of the period	$188,238	$133,309	$188,238	$133,309

There were no significant changes to our contract assets and liabilities during the three and nine months ended September 30, 2020 and 2019 outside of our sales activities.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancelable amounts to be invoiced. As of September 30, 2020 and December 31, 2019, the Company had $199.1 million and $149.5 million, respectively, of remaining performance obligations, with 82% and 86%, respectively, expected to be recognized as revenue over the succeeding 12 months, and the remainder expected to be recognized over the three years thereafter.

Deferred Contract Costs

Sales commissions as well as associated payroll taxes and retirement plan contributions (together, contract costs) that are incremental to the acquisition of customer contracts, are capitalized using a portfolio approach as deferred contract costs on the consolidated balance sheet when the period of benefit is determined to be greater than one year.

Total amortization of contract costs for the three months ended September 30, 2020 and 2019 was $2.5 million and $1.7 million, respectively. Total amortization of contract costs for the nine months ended September 30, 2020 and 2019 was $6.7 million and $4.5 million, respectively.

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three and nine months ended September 30, 2020 and 2019.

For the three and nine months ended September 30, 2020, the Company had two distributors that accounted for more than 10% of total net revenues. Total receivables related to these distributors were $15.2 million at September 30, 2020. For the three and nine months ended September 30, 2019, the Company had one distributor that accounted for more than 10% of total net revenues. Total receivables related to this distributor were $6.0 million at December 31, 2019.

Recently issued accounting pronouncements not yet adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Leases

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations related to their leasing arrangements. The update requires lessees to recognize most leases on their balance sheets, with the exception of short-term leases if a policy election is made, while recognizing lease expense on their income statements in a manner similar to current GAAP. The guidance also requires entities to disclose key quantitative and qualitative information about its leasing arrangements. The Company expects to adopt the new lease standard on January 1, 2021 using the optional transition method to the modified retrospective approach. The Company has formed an implementation team, commenced identification of our lease population, and selected new software to manage the lease portfolio and perform the accounting required under the new lease standard. The Company is still assessing the impact of adoption of the new lease standard on the consolidated financial statements.

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

Adoption of new accounting pronouncements

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. The Company early adopted the standard in the third quarter of 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurement — Disclosure Framework

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

ASC Topic 820, Fair Value Measurements. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date of ASU 2018-13 is the first quarter of fiscal year 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), with an intent to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from nonemployees. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This standard expands the scope of ASC Topic 718 to include share-based payments issued to nonemployees for goods or services, aligning the accounting for share-based payments to nonemployees and employees. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods, and early adoption is permitted. The Company adopted the new standard in the first quarter of fiscal year 2020. The adoption did not have an impact on the Company’s consolidated financial statements as the Company does not have any nonemployee share-based payment awards.

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

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. The fair value of our debt as of December 31, 2019 was $203.1 million (Level 2). The carrying value of our debt as of December 31, 2019 was $205.0 million. The fair value of our debt was determined using discounted cash flow analysis based on market rates for similar types of borrowings. Upon closing of the IPO, we repaid the principal amount of our outstanding debt and had no debt outstanding as of September 30, 2020.

Note 4. Acquisitions

ZuluDesk B.V.

On February 1, 2019, the Company purchased all of the outstanding membership units of ZuluDesk B.V. (“ZuluDesk”) whose products are designed to offer a cost-effective mobile device management system for today’s modern digital classroom. ZuluDesk’s software complement the Company’s existing product offerings. The Company accounted for the acquisition by applying the acquisition method of accounting for business combinations in accordance with ASC Topic 805. The final aggregate purchase price was approximately $38.6 million. This acquisition was funded by term debt, and borrowings under a revolving line of credit. The goodwill represents the excess of the purchase consideration over the fair value of the underlying net identifiable assets. The goodwill recognized in this acquisition is primarily attributable to the offerings in mobile device management of ZuluDesk and its assembled workforce. The goodwill is not deductible for income tax purposes.

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

Acquisition-related expenses were expensed as incurred and totaled nil and $0.9 million for the three and nine months ended September 30, 2019, respectively. These expenses were recognized as acquisition costs in general and administrative expenses. ZuluDesk contributed revenue and net income of $1.4 million and less than $0.1 million, respectively, during the three months ended September 30, 2019, excluding the effects of the acquisition and integration costs. ZuluDesk contributed revenue and net loss of $2.9 million and $0.5 million, respectively, during the nine months ended September 30, 2019, excluding the effects of the acquisition and integration costs. The Company used borrowings under the Prior Term Loan Facility to complete the acquisition. The Prior Term Loan Facility provided for borrowings of $175.0 million with a maturity date of November 13, 2022 under the Company’s secured credit agreement entered into November 13, 2017 (the “Prior Credit Agreement”), which was increased to $205.0 million on January 30, 2019 when the Company entered into that certain Amendment Agreement No. 1 to such Prior Credit Agreement and approximately $0.5 million of debt issuances costs were capitalized as a reduction in Debt on the balance sheet in connection with such increase.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Digita Security LLC

On July 26, 2019, the Company purchased all of the outstanding membership interests of Digita Security LLC (“Digita”). With this acquisition, Digita’s acquired technology complements the Company’s existing Apple management, authentication and account management solutions with a security offering to provide a more robust suite of capabilities and service offerings in the Apple enterprise market. The Company accounted for the acquisition by applying the acquisition method of accounting for business combinations in accordance with ASC Topic 805. The acquisition aggregate purchase consideration totaled $14.4 million which included contingent purchase consideration with an estimated fair value of $9.0 million and the remainder provided for with cash. Acquisition-related expenses were expensed as incurred. Goodwill in the amount of $1.7 million is deductible for income tax purposes.

The maximum contingent consideration is $15.0 million if the acquired business achieves certain revenue milestones by December 31, 2022. The estimated fair value of these contingent payments is determined using a Monte Carlo simulation model, which uses Level 3 inputs for fair value measurements, including assumptions about probability of growth of subscription services and the related pricing of the services offered. During the three and nine months ended September 30, 2020, the fair value of the contingent consideration was increased by $0.6 million and decreased by $3.1 million, respectively, which is included in general and administrative expenses in the consolidated statement of operations. The adjustment for the three months ended September 30, 2020 primarily reflects updated assumptions about probability of growth of subscription services. The adjustment for the nine months ended September 30, 2020 primarily reflects updated assumptions about the probability of change in control in light of our IPO, as well as updated assumptions about probability of growth of subscription services. At September 30, 2020 and December 31, 2019, the fair value of the contingent consideration was $6.1 million and $9.2 million, respectively, which is included in other liabilities in the consolidated balance sheet.

In addition, the terms of the purchase agreement provide for additional future payments to the Digita shareholders in the amount of up to $5.0 million if certain key employees continue their employment with the Company through December 31, 2020, which is recognized as a compensation expense in our consolidated statement of operations. The Company recognized as expense $0.9 million and $4.1 million during the three and nine months ended September 30, 2020, respectively.

The fair value of the acquired developed technology was estimated by discounting future net cash flows to their present value at market-based rates of return (income approach). The estimated useful life of the acquired developed technology is estimated to be 5 years. For more details on the Company’s intangible assets, see Note 5. Pro forma results of operations for this acquisition were not presented as the effects were not material to our financial results.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the fair value of consideration transferred and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets acquired:
Cash	$512
Other current assets	1
Long‑term assets	12
Liabilities assumed:
Accounts payable and accrued liabilities	(119)
Intangible assets acquired	3,300
Goodwill	10,673
Total purchase consideration	$14,379

Note 5. Goodwill and other intangible assets

The change in the carrying amount of goodwill is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Goodwill, beginning of period	$539,818	$529,145	$539,818	$501,145
Goodwill acquired	—	10,673	—	38,673
Goodwill, end of period	$539,818	$539,818	$539,818	$539,818

The gross carrying amount and accumulated amortization of intangible assets other than goodwill are as follows:

					Weighted‑
					Average
			Accumulated	Net Carrying	Remaining
	Useful Life	Gross Value	Amortization	Value	Useful Life

		(in thousands)
Trademarks	1‑8 years	$34,320	$9,167	$25,153	5.8 years
Customer relationships	2‑12 years	214,320	37,564	176,756	9.7 years
Developed technology	5 years	53,560	20,419	33,141	3.2 years
Non‑competes	2 years	90	41	49	1.1 years
Balance, December 31, 2019		$302,290	$67,191	$235,099
Trademarks	8 years	$34,320	$12,383	$21,937	5.1 years
Customer relationships	2‑12 years	214,320	51,259	163,061	9.0 years
Developed technology	5 years	53,560	28,453	25,107	2.4 years
Non‑competes	2 years	90	75	15	0.3 years
Balance, September 30, 2020		$302,290	$92,170	$210,120

Amortization expense was $8.3 million for both the three months ended September 30, 2020 and 2019. Amortization expense was $25.0 million and $24.5 million for the nine months ended September 30, 2020 and 2019, respectively.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

There were no impairments to goodwill or intangible assets recorded for the three and nine months ended September 30, 2020 and 2019.

Note 6. Debt

See Note 1 for information on the early extinguishment of debt upon closing of the IPO.

On July 27, 2020, the Company entered into a new secured credit agreement (the “New Credit Agreement”) for an initial revolving credit facility of $150.0 million (the “New Revolving Credit Facility”), which may be increased or decreased under specific circumstances, with a $25.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the New Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. The maturity date of the New Credit Agreement is July 27, 2025. The New Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants and events of default. We were in compliance with such covenants at September 30, 2020. As of September 30, 2020, we had $1.0 million of letters of credit outstanding under our New Revolving Credit Facility. In the third quarter of 2020, the Company recorded debt issuance costs of $1.3 million, which is amortized to interest expense over the term of the New Credit Agreement. As of September 30, 2020, debt issuance costs of $1.2 million are included in other assets on the consolidated balance sheets.

The interest rates applicable to revolving borrowings under the New Credit Agreement are, at the Company’s option, either (i) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% and (c) the Adjusted LIBO Rate (subject to a floor) for a one month interest period (each term as defined in the New Credit Agreement) plus 1%, or (ii) the Adjusted LIBO Rate (subject to a floor) equal to the LIBO Rate for the applicable interest period multiplied by the Statutory Reserve Rate, plus in the case of each of clauses (i) and (ii), the Applicable Rate. The Applicable Rate (i) for base rate loans range from 0.25% to 1.0% per annum and (ii) for LIBO Rate loans range from 1.25% to 2.0% per annum, in each case, based on the Senior Secured Net Leverage Ratio (as such term is defined in the New Credit Agreement). Base rate borrowings may only be made in dollars. The Company pays a commitment fee during the term of the New Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio.

Note 7. Commitments and Contingencies

Operating Leases

The Company leases office facilities and office equipment under operating leases that expire at various dates through February 2030. The office facility leases require annual base rent, plus real estate taxes, utilities, insurance and maintenance costs. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $1.3 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $4.0 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively. Certain of these leases are with a related party. Rent expense with related parties, including the Company’s share of the lessors’ operating expenses, was $0.3 million for both the three months ended September 30, 2020 and 2019 and $0.8 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Hosting Services and Other Support Software Agreements

The Company has various contractual agreements for hosting services and other support software. In March 2020, the Company entered into a new contractual agreement with an unrelated party for hosting services. As of

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

September 30, 2020, future payments related to this contract are $2.1 million for the remainder of 2020, $9.3 million in 2021, $12.0 million in 2022 and $3.2 million in 2023.

Contingencies

From time to time, the Company may be subject to various claims, charges and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company had no material liabilities for contingencies recorded as of September 30, 2020 and December 31, 2019.

Note 8. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(5,093)	$(4,670)	$(13,806)	$(21,351)
Denominator:
Weighted‑average shares used to compute net loss per share, basic and diluted	113,203,074	102,791,023	106,333,836	102,727,198
Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.13)	$(0.21)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and nine months ended September 30, 2020 and 2019, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been antidilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options outstanding	7,727,158	5,913,820	7,727,158	5,913,820
Unvested restricted stock units	1,291,056	25,520	1,291,056	25,520
Total potentially dilutive securities	9,018,214	5,939,340	9,018,214	5,939,340

Note 9. Long-term incentive plan

In 2018, the Company established a long-term incentive plan for certain employees. Under the plan, the employees will receive cash payments upon achievement of the same conditions of the Company’s return target options. In conjunction with the IPO, the conditions of the long-term incentive plan were modified to also vest following an IPO and registration and sale of shares by Vista provided that Vista achieves a cash return on its equity investment in the Company equaling or exceeding $1.515 billion. As of September 30, 2020 and December 31, 2019, the Company had established a pool for executed individual agreements with employees to pay $7.0 million and $5.9 million, respectively,

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

upon achievement of the plan conditions. Consistent with the return target options, as of September 30, 2020 and December 31, 2019, no expense or liability has been recognized as the conditions for payment have not occurred.

Note 10. Share-based compensation

On July 21, 2020, the Company adopted the Jamf Holding Corp. Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. The maximum number of shares of common stock available for issuance under the 2020 Plan is 14,800,000 shares. In conjunction with the closing of the IPO, our Board granted awards under the 2020 Plan to certain of our employees, representing an aggregate of 1,256,538 shares of common stock. At September 30, 2020, 13,545,464 shares of common stock are reserved for additional grants under the Plan.

The 2017 Stock Option Plan (“2017 Option Plan”) became effective November 13, 2017, upon the approval of the board of directors and serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation program for its officers and other eligible employees. The aggregate number of shares of common stock that may be issued under the 2017 Option Plan may not exceed 8,470,000 shares. At September 30, 2020, 128,928 shares of common stock are reserved for additional grants under the Plan. All stock options granted by the Company were at an exercise price at or above the estimated fair market value of the Company’s common stock as of the grant date. No options were granted during the nine months ended September 30, 2020.

The table below summarizes return target options activity for the nine months ended September 30, 2020:

Weighted‑
		Weighted‑	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (Years)	(in thousands)
Outstanding, December 31, 2019	3,687,664	$6.75	8.8	$29,908
Granted	—	—
Exercised	—	—		—
Forfeitures	—	—
Outstanding, September 30, 2020	3,687,664	$6.75	8.0	$113,786
Options exercisable at September 30, 2020	—	$—	—	$—
Vested or expected to vest at September 30, 2020	—	$—	—	$—

There was approximately $33.0 million of unrecognized compensation expense related to these return target options at September 30, 2020.

Restricted stock unit (“RSU”) activity for the nine months ended September 30, 2020 is as follows:

		Per Unit
	Units	Fair Value
Outstanding, December 31, 2019	36,520	$12.60
Granted	1,262,308	26.00
Restrictions lapsed	—	—
Forfeited	(7,772)	26.00
Outstanding, September 30, 2020	1,291,056	$25.62

RSUs under the 2020 Plan vest ratably over four years. RSUs under the 2017 Option Plan vest 100% on the one-year anniversary of the date of the grant. The estimated compensation cost of each RSU, which is equal to the fair

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

value of the award on the date of grant, is recognized on a straight-line basis over the vesting period. There was $31.1 million of total unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 3.8 years at September 30, 2020.

The table below summarizes the service-based option activity for the nine months ended September 30, 2020:

			Weighted‑
		Weighted‑	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (Years)	(in thousands)
Outstanding, December 31, 2019	4,073,286	$5.65	8.1	$37,520
Granted	—	—
Exercised	(33,792)	5.49		498
Forfeitures	—	—
Outstanding, September 30, 2020	4,039,494	$5.65	7.3	$129,098
Options exercisable at September 30, 2020	2,400,693	$5.50	7.2	$77,080
Vested or expected to vest at September 30, 2020	4,039,494	$5.65	7.3	$129,098

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options on the last date of the period. The total fair value of service-based options vested during the nine months ended September 30, 2020 was $1.1 million. There was $4.0 million of unrecognized compensation expense related to service-based stock options that is expected to be recognized over a weighted-average period of 1.9 years at September 30, 2020.

The Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue:
Subscription	$314	$38	$390	$156
Services	62	—	62	—
Sales and marketing	675	112	897	348
Research and development	523	99	821	284
General and administrative	754	349	1,733	1,028
	$2,328	$598	$3,903	$1,816

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11. Income taxes

The Company’s effective tax rates for the three months ended September 30, 2020 and 2019 were 26.7% and 23.1%, respectively. The effective tax rate for the three months ended September 30, 2020 was impacted by $1.4 million of discrete income tax benefit primarily related to the loss on debt extinguishment. The Company’s effective tax rates for the nine months ended September 30, 2020 and 2019 were 27.0% and 23.6%, respectively. The effective tax rate for the nine months ended September 30, 2020 was higher than the prior year period due to research and development credits, the final Global Intangible Low Taxed Income (“GILTI”) high-tax exclusion regulation released on July 20, 2020 and a change in valuation allowance on foreign deferred tax assets related to a merger of subsidiaries. The effective tax rate for the nine months ended September 30, 2020 was impacted by $1.6 million of discrete income tax benefit primarily related to the loss on debt extinguishment and the impact of the net operating loss carryback and interest limitation changes related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company anticipates it will benefit from the prior and future utilization of net operating losses and interest deductions. Beginning with pay dates on and after April 17, 2020, the Company has elected to defer the employer-paid portion of social security taxes, resulting in an accrual of $2.7 million as of September 30, 2020.

On July 20, 2020, Final Regulations were released with respect to the GILTI high-tax exclusion. The Final Regulations are effective for tax years starting after July 23, 2020, however, there may be availability for retroactive application back to tax years started after December 31, 2017. The Company has performed an analysis and determined there would be a benefit in both 2018 and 2019 for which a discrete item has been included in the third quarter of 2020 to reflect the impact of this benefit. In addition, we reduced our GILTI income as of the third quarter of 2020, the effect of which is reflected in the annual effective tax rate.

Note 12. Related-party transactions

The Company made pledges to the Jamf Nation Global Foundation (“JNGF”) of $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively. The Company did not make any pledges to JNGF for the three and nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the Company’s accrued liabilities related to JNGF pledges were $0.4 million and $1.0 million, respectively, which are included in accrued liabilities on the consolidated balance sheet.

The Company has an ongoing lease agreement for office space in Eau Claire, Wisconsin, with an entity in which a related party is a minority owner. See Note 7 for further discussion of this lease agreement.

Vista is a U.S.-based investment firm that controls the funds which own a majority of the Company. The Company has paid for consulting services and other expenses related to services provided by Vista and Vista affiliates. The total expenses incurred by the Company for these services with Vista were less than $0.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively. The Company had less than $0.1 million in accounts payable related to these expenses at September 30, 2020. The Company had no amounts in accounts payable related to these expenses at December 31, 2019.

The Company also has revenue arrangements with Vista affiliates. The Company recognized revenue related to these arrangements of $0.2 million for both the three months ended September 30, 2020 and 2019 and $0.8 million and

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

$0.6 million for the nine months ended September 30, 2020 and 2019, respectively. The Company had $0.1 million in accounts receivable related to these agreements at September 30, 2020. The Company had no amounts in accounts receivable related to these agreements at December 31, 2019.

In addition, the Company pays for services with Vista affiliates in the normal course of business. The total expenses incurred by the Company for services with Vista affiliates were $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. The Company had less than $0.1 million in accounts payable related to these expenses at September 30, 2020. The Company had no amounts in accounts payable related to these expenses at December 31, 2019.

Prior to its termination and repayment in full on July 27, 2020, the Company had the Prior Term Loan Facility and, pursuant to the Company’s Prior Credit Agreement, a $15.0 million revolving credit facility with a maturity date of November 13, 2022 (the “Prior Revolving Credit Facility” and together with the Prior Term Loan Facility, the “Prior Credit Facilities”) with a consortium of lenders for a principal amount of $205.0 million and principal committed amount of $15.0 million, respectively. At December 31, 2019, affiliates of Vista held $34.9 million of the Prior Term Loan Facility and there were no amounts drawn on the Prior Revolving Credit Facility. During the three months ended September 30, 2020 and 2019, affiliates of Vista were paid $0.5 million and $0.8 million, respectively, in interest on the portion of the Prior Term Loan Facility held by them. During the nine months ended September 30, 2020 and 2019, affiliates of Vista were paid $2.1 million and $2.8 million, respectively, in interest on the portion of the Prior Term Loan Facility held by them.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our IPO prospectus and Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements in the context of these risks and uncertainties.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes in the IPO Prospectus. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in the IPO Prospectus, particularly in the sections entitled “Risk Factors” and “Forward-Looking Statements.”

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

The extent to which the COVID-19 pandemic affects our business will depend on future developments in the United States and around the world, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain and treat it, among others. Although the ultimate impact of the COVID-19 pandemic on our business and financial results remains uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, operating results and financial condition. See “Risk Factors — The COVID-19 pandemic could materially adversely affect our business, operating results, financial condition and prospects” included in Part II, Item 1A in this Quarterly Report on Form 10-Q for additional information.

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

Expand within our customer base. Our ability to increase revenue within our existing customer base is dependent upon a number of factors, including their satisfaction with our software solutions and support, the features and pricing of our competitors’ offerings and our ability to effectively enhance our platform by developing new products and features and addressing additional use cases. Often our customers will begin with a small deployment and then later expand their usage more broadly within the enterprise as they realize the benefits of our platform. We believe that our “land and expand” business model allows us to efficiently increase revenue from our existing customer base. We intend to continue to invest in enhancing awareness of our software solutions, creating additional use cases, and developing more products, features, and functionality, which we believe are important factors to expand usage of our software solutions by our existing customer base. We believe our ability to retain and expand usage of our software solutions by our existing customer base is evidenced by our dollar-based net retention rate.

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

Enhance our offerings via our partner network. Our success is dependent not only on our independent efforts to innovate, scale and reach more customers directly but also on the success of our partners to continue to gain share in the enterprise. With a focus on the user and being the bridge between critical technologies — with Apple and Microsoft as two examples — we feel we can help other market participants deliver more to enterprise users with the power of Jamf. We will continue to invest in the relationships with our existing, critical partners, nurture and develop new relationships and do so globally. We will continue to invest in developing “plus one” solutions and workflows that help tie our software solutions together with those delivered by others.

Key Business Metrics

In addition to our GAAP financial information, we review several operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Number of Devices

We believe our ability to grow the number of devices on our software platform provides a key indicator of the growth of our business and our future business opportunities. We define a device at the end of any particular period as a device owned by a customer, which device has at least one Jamf product pursuant to an active subscription or support and maintenance agreement or that has a reasonable probability of renewal. We define a customer at the end of any particular period as an entity with at least one active subscription or support and maintenance agreement as of the measurement date or that has a reasonable probability of renewal. A single organization with separate subsidiaries, segments or divisions that use our platform may represent multiple customers as we treat each entity, subsidiary, segment or division that is invoiced separately as a single customer. In cases where customers subscribe to our platform through our channel partners, each end customer is counted separately. A single customer may have multiple Jamf products on a single device, but we still would only count that as one device.

The number of devices was 18.6 million and 15.0 million as of September 30, 2020 and 2019, respectively. We have seen particular strength in the growth rate of devices as COVID-19 has accelerated the demand for organizations to connect remotely, manage, and protect their Apple devices.

Annual Recurring Revenue

Annual Recurring Revenue (“ARR”) represents the annualized value of all subscription and support and maintenance contracts as of the end of the period. ARR mitigates fluctuations due to seasonality, contract term and the sales mix of subscriptions for term-based licenses and SaaS. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

Our ARR was $261.5 million and $191.1 million as of September 30, 2020 and 2019, respectively, which is an increase of 37% year-over-year. The growth in our ARR is primarily driven by our high device expansion rates, our new logo acquisition and the upselling and cross selling of products into our installed base.

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

We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end (“Prior Period ARR”). We then calculate the ARR from these same customers as of the current period end (“Current Period ARR”). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate.

Our dollar-based net retention rates were 117% and 118% for the trailing twelve months ended September 30, 2020 and 2019, respectively. Our high dollar-based net retention rates are primarily attributable to an expansion of devices. We believe our ability to cross-sell our new solutions to our installed base, particularly Jamf Connect and Jamf Protect, will continue to support our high dollar-based net retention rates.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the non-GAAP measures of Non-GAAP Gross Profit, Non-GAAP Gross Profit Margin, Non-GAAP Operating Income, Non-GAAP Operating Income Margin, Non-GAAP Net Income and Adjusted EBITDA are useful in evaluating our operating performance. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Non-GAAP Gross Profit

Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin are supplemental measures of operating performance that are not prepared in accordance with GAAP and that do not represent, and should not be considered as, alternatives to gross profit and gross profit margin, as determined in accordance with GAAP. We define Non-GAAP Gross Profit as gross profit, adjusted for stock-based compensation expense and amortization expense. We define Non-GAAP Gross Profit Margin as Non-GAAP Gross Profit as a percentage of Total revenue.

We use Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin to understand and evaluate our core operating performance and trends and to prepare and approve our annual budget. We believe Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin are useful measures to us and to our investors to assist in evaluating our core operating performance because it provides consistency and direct comparability with our past financial performance and between fiscal periods, as the metric eliminates the effects of variability of stock-based compensation expense and amortization of acquired developed technology, which are non-cash expenses that may fluctuate for reasons unrelated to overall operating performance. While the amortization expense of acquired developed technology is excluded from Non-GAAP Gross Profit, the revenue related to acquired developed technology is reflected in Non-GAAP Gross Profit as these assets contribute to our revenue generation.

Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin should not be considered as replacements for gross profit or gross profit margin, as determined by GAAP, or as measures of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Gross profit	$55,165	$40,492	$149,128	$106,404
Amortization expense	2,679	2,634	8,034	7,588
Stock-based compensation	376	38	452	156
Non-GAAP Gross Profit	$58,220	$43,164	$157,614	$114,148
Non-GAAP Gross Profit Margin	83%	79%	82%	78%

Non-GAAP Operating Income

Non-GAAP Operating Income and Non-GAAP Operating Income Margin are supplemental measures of operating performance that are not prepared in accordance with GAAP and that do not represent, and should not be considered as, alternatives to operating loss or operating loss margin, as determined in accordance with GAAP. We define Non-GAAP Operating Income as operating loss, adjusted for stock-based compensation, amortization, acquisition-related expense and acquisition-related earnout. We define Non-GAAP Operating Income Margin as Non-GAAP Operating Income as a percentage of Total revenue.

We use Non-GAAP Operating Income and Non-GAAP Operating Income Margin to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Non-GAAP Operating Income and Non-GAAP Operating Income Margin facilitate comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, help provide a broader picture of factors and trends affecting our results of operations. While the amortization expense of acquired trademarks, customer relationships, and developed technology is excluded from Non-GAAP Operating Income, the revenue related to acquired trademarks, customer relationships, and developed technology is reflected in Non-GAAP Operating Income as these assets contribute to our revenue generation.

Non-GAAP Operating Income and Non-GAAP Operating Income Margin have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Operating Income and Non-GAAP Operating Income Margin should not be considered as replacements for operating loss or operating loss margin, as determined by GAAP, or as measures of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

A reconciliation of Non-GAAP Operating Income to operating loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Operating income (loss)	$(376)	$205	$(2,643)	$(10,361)
Stock-based compensation	2,328	598	3,903	1,816
Acquisition-related expense	1,092	488	4,328	1,392
Amortization expense	8,312	8,261	24,975	24,474
Acquisition-related earnout	600	—	(3,100)	—
Non-GAAP Operating Income	$11,956	$9,552	$27,463	$17,321
Non-GAAP Operating Income Margin	17%	18%	14%	12%

Non-GAAP Net Income

Non-GAAP Net Income is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net loss, as determined in accordance with GAAP. We define Non-GAAP Net Income as net loss, adjusted for stock-based compensation, amortization, acquisition-related expense, acquisition-related earnout, loss on extinguishment of debt, foreign currency transaction loss, discrete tax items and provision for income taxes.

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

A reconciliation of Non-GAAP Net Income to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Net loss	$(5,093)	$(4,670)	$(13,806)	$(21,351)
Stock-based compensation	2,328	598	3,903	1,816
Acquisition-related expense	1,092	488	4,328	1,392
Amortization expense	8,312	8,261	24,975	24,474
Acquisition-related earnout	600	—	(3,100)	—
Loss on extinguishment of debt	5,213	—	5,213	—
Foreign currency transaction loss	154	861	471	1,311
Discrete tax items	(1,389)	42	(1,599)	66
Benefit for income taxes(1)	(3,050)	(2,494)	(7,470)	(7,083)
Non-GAAP Net Income	$8,167	$3,086	$12,915	$625

(1) The related tax effects of the adjustments to Non-GAAP Net Income were calculated using the respective statutory tax rates for applicable jurisdictions, which is not materially different from our annual effective tax rate of approximately 25%.

Adjusted EBITDA

Adjusted EBITDA is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net loss, as determined in accordance with GAAP. We define Adjusted EBITDA as net loss, adjusted for interest expense, net, benefit for income taxes, depreciation and amortization, stock-based compensation, acquisition-related expense, acquisition-related earnout, loss on extinguishment of debt and foreign currency transaction loss.

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Net loss	$(5,093)	$(4,670)	$(13,806)	$(21,351)
Interest expense, net	1,207	5,473	10,675	16,425
Benefit for income taxes	(1,857)	(1,404)	(5,105)	(6,581)
Depreciation expense	1,066	1,090	3,403	2,962
Amortization expense	8,312	8,261	24,975	24,474
Stock-based compensation	2,328	598	3,903	1,816
Acquisition-related expense	1,092	488	4,328	1,392
Acquisition-related earnout	600	—	(3,100)	—
Loss on extinguishment of debt	5,213	—	5,213	—
Foreign currency transaction loss	154	861	471	1,311
Adjusted EBITDA	$13,022	$10,697	$30,957	$20,448

Components of Results of Operations

Revenues

We recognize revenue under ASC 606 when or as performance obligations are satisfied. We derive revenue primarily from sales of SaaS subscriptions and support and maintenance contracts, and to a lesser extent, sales of on-premise licenses and services.

Subscription. Subscription revenue consists of sales of SaaS subscriptions and support and maintenance contracts. We sell our software solutions primarily with a one-year contract term. We typically invoice SaaS subscription fees and support and maintenance fees annually in advance and recognize revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our IPO Prospectus for more information. We expect subscription revenues to increase over time as we expand our customer base because sales to new customers are expected to be primarily SaaS subscriptions.

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

Interest Expense, Net

Interest expense, net consists primarily of interest payments on our outstanding borrowings under our credit facilities as well as the amortization of associated deferred financing costs. See “— Liquidity and Capital Resources — Credit Facilities.”

Loss on Extinguishment of Debt

Upon closing of the IPO, we repaid $205.0 million of the principal amount of the Prior Term Loan Facility and recorded a loss on extinguishment of debt of $5.2 million for the prepayment penalty and write off of debt issuance costs.

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

Other Income

Other income consists primarily of sublease rental income. The sublease was terminated in the second quarter of 2020.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription	$57,933	$41,916	$160,989	$112,872
Services	3,605	5,234	10,066	14,529
License	8,866	7,418	21,970	19,605
Total revenue	70,404	54,568	193,025	147,006
Cost of revenue:
Cost of subscription(1)(2) (exclusive of amortization expense shown below)	10,117	8,045	28,127	22,425
Cost of services(1)(2) (exclusive of amortization expense shown below)	2,443	3,397	7,736	10,589
Amortization expense	2,679	2,634	8,034	7,588
Total cost of revenue	15,239	14,076	43,897	40,602
Gross profit	55,165	40,492	149,128	106,404
Operating expenses:
Sales and marketing(1)(2)	23,251	16,962	65,735	48,850
Research and development(1)(2)	12,736	10,919	37,282	29,453
General and administrative(1)(2)(3)	13,921	6,779	31,813	21,576
Amortization expense	5,633	5,627	16,941	16,886
Total operating expenses	55,541	40,287	151,771	116,765
Income (loss) from operations	(376)	205	(2,643)	(10,361)
Interest expense, net	(1,207)	(5,473)	(10,675)	(16,425)
Loss on extinguishment of debt	(5,213)	—	(5,213)	—
Foreign currency transaction loss	(154)	(861)	(471)	(1,311)
Other income, net	—	55	91	165
Loss before income tax benefit	(6,950)	(6,074)	(18,911)	(27,932)
Income tax benefit	1,857	1,404	5,105	6,581
Net loss	$(5,093)	$(4,670)	$(13,806)	$(21,351)

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue:
Subscription	$314	$38	$390	$156
Services	62	—	62	—
Sales and marketing	675	112	897	348
Research and development	523	99	821	284
General and administrative	754	349	1,733	1,028
	$2,328	$598	$3,903	$1,816

(2)	Includes depreciation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue:
Subscription	$220	$213	$685	$610
Services	45	52	145	173
Sales and marketing	419	396	1,351	1,130
Research and development	251	265	803	755
General and administrative	131	164	419	294
	$1,066	$1,090	$3,403	$2,962

(3)	Includes acquisition-related expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
General and administrative	$1,092	$488	$4,328	$1,392

General and administrative also includes a Digita earnout benefit (expense) of $(0.6) million and $3.1 million for the three and nine months ended September 30, 2020, respectively.

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(as a percentage of total revenue)
Consolidated Statement of Operations Data:
Revenue:
Subscription	82%	77%	84%	77%
Services	5	10	5	10
License	13	13	11	13
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	14	15	15	16
Cost of services (exclusive of amortization expense shown below)	4	6	4	7
Amortization expense	4	5	4	5
Total cost of revenue	22	26	23	28
Gross profit	78	74	77	72
Operating expenses:
Sales and marketing	33	31	34	33
Research and development	18	20	19	20
General and administrative	20	13	16	15
Amortization expense	8	10	9	11
Total operating expenses	79	74	78	79
Income (loss) from operations	(1)	—	(1)	(7)
Interest expense, net	(2)	(10)	(6)	(11)
Loss on extinguishment of debt	(7)	—	(3)	—
Foreign currency transaction loss	—	(1)	—	(1)
Other income, net	—	—	—	—
Loss before income tax benefit	(10)	(11)	(10)	(19)
Income tax benefit	3	2	3	4
Net loss	(7)%	(9)%	(7)%	(15)%

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
SaaS subscription and support and maintenance	$57,933	$41,916	$16,017	38%	$160,989	$112,872	$48,117	43%
On‑premise subscription	7,849	5,135	2,714	53	18,159	12,224	5,935	49
Recurring revenue	65,782	47,051	18,731	40	179,148	125,096	54,052	43
Perpetual license	1,017	2,283	(1,266)	(55)	3,811	7,381	(3,570)	(48)
Professional services	3,605	5,234	(1,629)	(31)	10,066	14,529	(4,463)	(31)
Non‑recurring revenue	4,622	7,517	(2,895)	(39)	13,877	21,910	(8,033)	(37)
Total revenue	$70,404	$54,568	$15,836	29%	$193,025	$147,006	$46,019	31%

Total revenue increased by $15.8 million, or 29%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Overall revenue increased as a result of higher subscription revenue partially offset by lower services and license revenue. Recurring revenue accounted for 93% of total revenue for the three months ended September 30, 2020 compared to 86% for the three months ended September 30, 2019. The increase in subscription revenue was driven by device expansion, the addition of new customers and cross-selling. Services revenue has decreased as COVID-19 impacted our in-person trainings, and our product enhancements have reduced customer reliance on our services in order to utilize our products. License revenue decreased as a result of shifting customers to our SaaS model as opposed to on-premise, perpetual licenses.

Total revenue increased by $46.0 million, or 31%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Overall revenue increased as a result of higher subscription revenue partially offset by lower services and license revenue. Recurring revenue accounted for 93% of total revenue for the nine months ended September 30, 2020 compared to 85% for the nine months ended September 30, 2019. The increase in subscription revenue was driven by device expansion, the addition of new customers and cross-selling. Services revenue has decreased as COVID-19 impacted our in-person trainings, and our product enhancements have reduced customer reliance on our services in order to utilize our products. License revenue decreased as a result of shifting customers to our SaaS model as opposed to on-premise, perpetual licenses.

Cost of Revenue and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Cost of revenue:
Cost of subscription (exclusive of amortization shown below)	$10,117	$8,045	$2,072	26%	$28,127	$22,425	$5,702	25%
Cost of services (exclusive of amortization show below)	2,443	3,397	(954)	(28)	7,736	10,589	(2,853)	(27)
Amortization expense	2,679	2,634	45	2	8,034	7,588	446	6
Total cost of revenue	$15,239	$14,076	$1,163	8%	$43,897	$40,602	$3,295	8%
Gross margin:
Subscription (exclusive of amortization)	85%	83%			84%	82%
Services (exclusive of amortization)	47%	55%			44%	52%
Total gross margin	78%	74%			77%	72%

Cost of revenue increased by $1.2 million, or 8%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily reflecting an increase in cost of subscription revenue offset by lower services cost of revenue. Subscription cost of revenue increased $2.1 million due to an increase of $1.1 million in employee compensation costs related to higher headcount to support the growth in our subscription customer base, an increase of $0.7 million in third party hosting fees as we increased capacity to support our growth and a $0.3 million increase in stock-based compensation expense. Cost of services revenue decreased $1.0 million as a result of lower services revenue.

Cost of revenue increased by $3.3 million, or 8%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 driven by an increase in cost of subscription revenue and amortization expense partially offset by lower services cost of revenue. Subscription cost of revenue increased $5.7 million primarily due to an increase of $3.3 million in employee compensation costs related to higher headcount to support the growth in our subscription customer base, an increase of $1.7 million in third party hosting fees as we increased capacity to support our growth, an increase of $0.3 million in computer hardware and software costs to support the growth of the business and a $0.2 million increase in stock-based compensation expense. Amortization expense increased $0.4 million due to intangibles added to our balance sheet as the result of acquisitions occurring in 2019. Cost of services revenues decreased $2.9 million as a result of lower services revenue.

Our subscription gross margin was 85% for the three months ended September 30, 2020 compared to 83% for the three months ended September 30, 2019. Our subscription gross margin was 84% for the nine months ended

September 30, 2020 compared to 82% for the nine months ended September 30, 2019. The improvement in subscription gross margin for the three and nine months ended September 30, 2020 compared to the prior year periods was due to the growth in subscription revenue outpacing the growth in the support and hosting costs required to deliver our subscription solution.

Services gross margin was 47% for the three months ended September 30, 2020 compared to 55% for the three months ended September 30, 2019. Services gross margin was 44% for the nine months ended September 30, 2020 compared to 52% for the nine months ended September 30, 2019. The decrease in services gross margin for the three and nine months ended September 30, 2020 compared to the prior year periods reflected a larger decrease in services revenues due to the cancellation of in-person trainings as a result of COVID-19 than fixed services costs.

Total gross margin was 78% and 74% for the three months ended September 30, 2020 and 2019, respectively, and 77% and 72% for the nine months ended September 30, 2020 and 2019, respectively, as our revenue expanded faster than the costs required to deliver the revenue.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Operating expenses:
Sales and marketing	$23,251	$16,962	$6,289	37%	$65,735	$48,850	$16,885	35%
Research and development	12,736	10,919	1,817	17	37,282	29,453	7,829	27
General and administrative	13,921	6,779	7,142	105	31,813	21,576	10,237	47
Amortization expense	5,633	5,627	6	—	16,941	16,886	55	—
Operating expenses	$55,541	$40,287	$15,254	38%	$151,771	$116,765	$35,006	30%

Sales and Marketing. Sales and marketing expenses increased by $6.3 million, or 37%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to an increase of $3.9 million in employee compensation costs driven by headcount growth, a $2.1 million increase in marketing costs, a $0.6 million increase in stock-based compensation expense reflecting the RSUs granted in conjunction with the closing of our IPO (the “IPO grant”) and an increase of $0.3 million in computer hardware and software costs to support the growth of the business, partially offset by a $0.7 million decrease in travel-related expenses reflecting less travel due to COVID-19. Marketing costs increased primarily due to increases in demand generation programs, advertising, and brand awareness campaigns focused on new customer acquisition, as well as an increase in costs related to our annual user conference.

Sales and marketing expenses increased by $16.9 million, or 35%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to an increase of $12.9 million in employee compensation costs driven by headcount growth, a $2.7 million increase in marketing costs, an increase of $1.4 million in computer hardware and software costs to support the growth of the business and a $0.6 million increase in stock-based compensation expense reflecting the IPO grant, partially offset by a $1.1 million decrease in travel-related expenses reflecting less travel due to COVID-19. Marketing costs increased primarily due to increases in demand generation programs, advertising, and brand awareness campaigns focused on new customer acquisition, as well as an increase in costs related to our annual user conference.

Research and Development. Research and development expenses increased by $1.8 million, or 17%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a $1.3 million increase in employee compensation costs driven by higher headcount and a $0.4 million increase in stock-based compensation expense reflecting the IPO grant.

Research and development expenses increased by $7.8 million, or 27%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to an increase of $5.9 million in employee compensation costs driven by higher headcount, an increase of $0.8 million in outside services, an increase of $0.6 million in computer hardware and software costs to support the growth of the business and a $0.5 million increase in stock-based compensation expense reflecting the IPO grant.

General and Administrative. General and administrative expenses increased by $7.1 million, or 105%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to $2.7 million in additional expenses as a result of operating as a public company, an increase of $1.5 million in employee compensation costs driven by higher headcount to support our continued growth, an increase of $0.6 million in acquisition-related expenses, a $0.6 million increase to contingent consideration and a $0.4 million increase in stock-based compensation expense. The remainder of the cost increase is primarily related to costs to support the growth in business and headcount.

General and administrative expenses increased by $10.2 million, or 47%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to an increase of $4.8 million in employee compensation costs driven by higher headcount to support our continued growth, $3.5 million in additional expenses as a result of operating as a public company, a $2.9 million increase in acquisition-related expenses, a $0.8 million increase in allowance for bad debt and returns and a $0.7 million increase in stock-based compensation expense, partially offset by a $3.1 million reduction to contingent consideration. The remainder of the cost increase is primarily related to costs to support the growth in business and headcount.

Interest Expense, Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Interest expense, net	$1,207	$5,473	$(4,266)	(78)%	$10,675	$16,425	$(5,750)	(35)%

Interest expense, net decreased by $4.3 million, or 78%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 reflecting the repayment of the Prior Term Loan Facility.

Interest expense, net decreased by $5.8 million, or 35%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 reflecting the repayment of the Prior Term Loan Facility, as well as a lower interest rate prior to repayment.

Loss on Extinguishment of Debt

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
	2020	2019	$	%		2020	2019	$	%

	(dollars in thousands)
Loss on extinguishment of debt	$5,213	$—	$5,213	NM	%	$5,213	$—	$5,213	NM	%

Loss on extinguishment of debt of $5.2 million for the three and nine months ended September 30, 2020 consists of a prepayment penalty of $2.0 million and write off of debt issuance costs of $3.2 million in connection with the early repayment of the Prior Term Loan Facility.

Foreign Currency Transaction Loss

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Foreign currency transaction loss	$154	$861	$(707)	(82)%	$471	$1,311	$(840)	(64)%

Foreign currency transaction loss decreased by $0.7 million, or 82%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Foreign currency transaction loss decreased by

$0.8 million, or 64%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. For the three and nine months ended September, 30, 2020, the loss was primarily driven by the strengthening of the U.S. dollar relative to the Euro on Euro-denominated receivables, cash and Euro-denominated intercompany loans. For the three and nine months ended September 30, 2019, the loss was primarily driven by the weakening of the U.S. dollar relative to the Euro on Euro-denominated intercompany loans that were utilized to fund the acquisition of ZuluDesk.

Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Other income, net	$—	$55	$(55)	(100)%	$91	$165	$(74)	(45)%

Other income, net decreased by $0.1 million, or 100%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Other income, net decreased by $0.1 million, or 45%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in Other income, net for the three and nine months ended was due to the termination of our sublease in the second quarter.

Income Tax Benefit

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Income tax benefit	$1,857	$1,404	$453	32%	$5,105	$6,581	$(1,476)	(22)%

Income tax benefit was $1.9 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively. The effective tax rates for the three months ended September 30, 2020 and 2019 were 26.7% and 23.1%, respectively. The key components of the Company’s income tax benefit primarily consist of state and federal income taxes, federal research and development credits, and GILTI provisions. The effective tax rate for the three months ended September 30, 2020 was impacted by $1.4 million of discrete income tax benefit primarily related to the loss on debt extinguishment. The Company’s annual effective tax rates for the three months ended September 30, 2020 and 2019 were 25.6% and 23.8%, respectively.

Income tax benefit was $5.1 million and $6.6 million for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rates for the nine months ended September 30, 2020 and 2019 were 27.0% and 23.6%, respectively. The key components of the Company’s income tax benefit primarily consist of state and federal income taxes, federal research and development credits, and GILTI provisions. The effective tax rate for the nine months ended September 30, 2020 was higher than the prior year period due to the impact of the net operating loss carryback and interest limitation changes related to the CARES Act, research and development credits, the final GILTI high-tax exclusion regulation released on July 20, 2020 and a change in valuation allowance on foreign deferred tax assets related to a merger of subsidiaries. The effective tax rate for the nine months ended September 30, 2020 was impacted by $1.6 million of discrete income tax benefit primarily related to the loss on debt extinguishment and the impact of the net operating loss carryback and interest limitation changes related to the CARES Act.

Liquidity and Capital Resources

General

As of September 30, 2020, our principal sources of liquidity were cash and cash equivalents totaling $177.5 million, which were held for working capital purposes, as well as the available balance of our New Revolving Credit Facility, described further below. Our cash equivalents, when held, are comprised of money market funds. Our positive cash flows from operations enable us to make continued investments in supporting the growth of our business.

We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future.

On July 24, 2020, we closed our IPO through which we issued and sold 13,500,000 shares of common stock at a price per share to the public of $26.00. In connection with the IPO, we raised approximately $319.0 million after deducting the underwriting discount and offering expenses payable by us. Concurrently with our IPO, we issued and sold 85,880 shares of our common stock in a private placement to certain of our named executive officers, certain of our other employees and our independent directors at the IPO Price for aggregate consideration of approximately $2.2 million.

Upon closing of the IPO, the Company repaid $205.0 million of the principal amount of the Prior Term Loan Facility and paid $3.4 million of accrued interest and $2.0 million of prepayment penalty. The Company also wrote off $3.2 million of remaining debt issuance costs upon repayment of the debt. The Company recorded a loss on debt extinguishment of $5.2 million for the prepayment penalty and write off of debt issuance costs in the third quarter of 2020.

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

A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2020, we had deferred revenue of $188.2 million, of which $151.5 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Credit Facilities

On November 13, 2017, we entered into the Prior Credit Agreement with a syndicate of lenders, comprised of the $175.0 million Prior Term Loan Facility and the $15.0 million Prior Revolving Credit Facility, in each case with a maturity date of November 13, 2022. Pursuant to the Amendment Agreement No. 1, dated as of January 30, 2019, the Prior Term Loan Facility was increased to $205.0 million. Upon closing of the IPO, the Company repaid the principal amount of the Prior Term Loan Facility.

On July 27, 2020, we entered into the New Credit Agreement, which provides for an initial revolving credit facility of $150.0 million, and which amount may be increased or decreased under specific circumstances, with a $25.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the New Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. The maturity date of the New Credit Agreement is July 27, 2025. The New Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants and events of default. We were in compliance with such covenants at September 30, 2020. As of September 30, 2020, we had $1.0 million of letters of credit outstanding under our New Revolving Credit Facility. In the third quarter of 2020, the Company recorded debt issuance costs of $1.3 million, which is amortized to interest expense over the term of the New Credit Agreement. As of September 30, 2020, debt issuance costs of $1.2 million are included in other assets on the consolidated balance sheets.

The interest rates applicable to revolving borrowings under the New Credit Agreement are, at the Company’s option, either (i) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% and (c) the Adjusted LIBO Rate (subject to a floor) for a one month interest period (each term as defined in the New Credit Agreement) plus 1%, or (ii) the Adjusted LIBO Rate (subject to a floor) equal to the LIBO Rate for the applicable interest period multiplied by the Statutory Reserve Rate, plus in the case of each of clauses (i) and (ii), the Applicable Rate. The Applicable Rate (i) for base rate loans range from 0.25% to 1.0% per annum and (ii) for LIBO Rate loans range from 1.25% to 2.0% per annum, in each case, based on the Senior Secured Net Leverage Ratio (as such term is defined in the New Credit Agreement). Base rate borrowings may only be made in dollars. The Company pays a commitment fee during the term of the New Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$33,041	$5,367
Net cash used in investing activities	(1,836)	(46,337)
Net cash provided by financing activities	113,819	34,520
Net increase (decrease) in cash and cash equivalents	145,024	(6,450)
Cash and cash equivalents at beginning of period	32,433	39,240
Cash and cash equivalents at end of period	$177,457	$32,790
Cash paid for interest	$12,647	$15,785
Cash paid for purchases of equipment and leasehold improvements	1,836	6,164

Operating Activities

For the nine months ended September 30, 2020, net cash provided by operating activities was $33.0 million reflecting our net loss of $13.8 million, adjusted for non-cash charges of $37.3 million and net cash inflows of $9.5 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, amortization of debt issuance costs, provision for bad debt expense and returns, loss on extinguishment of debt and share-based compensation, partially offset by deferred taxes and a $3.1 million adjustment to our Digita earnout. The primary drivers of net cash inflows from changes in operating assets and liabilities included a $47.5 million increase in deferred revenue, a $3.2 million increase in other liabilities and a $3.1 million increase in accounts payable, partially offset by an $18.4 million increase in trade accounts receivable, a $16.9 million increase in deferred contract costs, a $4.7 million increase in prepaid expenses and other assets and a $4.2 million decrease in accrued liabilities.

For the nine months ended September 30, 2019, net cash provided by operating activities was $5.4 million reflecting our net loss of $21.4 million, adjusted for non-cash charges of $27.7 million and net cash outflows of $1.0 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, amortization of debt issuance costs and share-based compensation, partially offset by deferred taxes. The primary drivers of net cash outflows from changes in operating assets and liabilities included a $13.0 million increase in trade accounts receivable, a $12.7 million increase in deferred contract costs, a $4.9 million increase in prepaid expenses and other assets and an $0.8 million decrease in accounts payable, partially offset by a $29.6 million increase in deferred revenue and a $1.2 million increase in accrued liabilities.

Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities was $1.8 million reflecting purchases of equipment and leasehold improvements to support our higher headcount with additional office space and hardware and software.

During the nine months ended September 30, 2019, net cash used in investing activities was $46.3 million driven by the acquisition of ZuluDesk and Digita of $40.2 million, net of cash acquired, and purchases of $6.2 million in equipment and leasehold improvements to support our higher headcount with additional office space and hardware and software.

Financing Activities

Net cash provided by financing activities of $113.8 million during the nine months ended September 30, 2020 was due to proceeds of approximately $326.3 million from the IPO after deducting underwriting discounts and commissions and $2.2 million of proceeds from the private placement, partially offset by the repayment of $205.0 million principal amount of our Prior Term Loan Facility, the payment of debt extinguishment costs of $2.0 million, the payment of offering costs of $6.6 million and the payment of debt issuance costs of $1.3 million related to the New Credit Agreement.

Net cash provided by financing activities of $34.5 million during the nine months ended September 30, 2019 was due to increased borrowings on our Prior Credit Facilities of $40.0 million for the ZuluDesk acquisition and $0.8 million of proceeds from the exercise of stock options, partially offset by the repayment of borrowings of $4.8 million and debt issuance costs of $1.6 million.

Contractual Obligations and Commitments

As of September 30, 2020, our principal commitments consist of obligations under operating leases for office space. In “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our IPO Prospectus, we disclosed our total contractual obligations as of December 31, 2019 and a new contractual agreement for hosting services entered into in March 2020. In connection with the closing of the IPO on July 24, 2020, we repaid $205.0 million of the principal amount of our Prior Term Loan Facility using the proceeds from the IPO. Outside of the above and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our IPO Prospectus.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structure finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

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

Following our IPO, our shares are traded in the public market and thus it is no longer necessary to determine the fair value of our common stock. As such, this critical accounting policy is no longer applicable. Other than that, there have been no material changes to our critical accounting policies and estimates disclosed in our IPO Prospectus. For more information, refer to “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Risk

The functional currency of our foreign subsidiaries is the U.S. dollar. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S.,

Poland, and the Netherlands. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and nine months ended September 30, 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

This quarterly report should be read in conjunction with the risk factors included in our IPO Prospectus. Except for the risk factors set forth below that are new or contain changes to the similarly titled risk factors included in our IPO Prospectus, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our IPO Prospectus.

The COVID-19 pandemic could materially adversely affect our business, operating results, financial condition and prospects.

The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. The COVID-19 pandemic has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may further impact all or portions of our facilities, workforce and operations, the behavior of our customers and consumers and the operations of our respective vendors and suppliers. Concern over the impact of COVID-19 has delayed the purchasing decisions of certain prospective Jamf customers and/or caused them to consider purchases in smaller volumes than originally anticipated. While governmental authorities have taken measures to try to contain the COVID-19 pandemic, there is considerable uncertainty regarding such measures and potential future measures. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and our ability to perform critical functions could be harmed.

In response to disruptions caused by the COVID-19 pandemic, we have implemented a number of measures designed to protect the health and safety of our workforce, proactively reduce operating costs, conserve liquidity and position us to maintain our healthy financial position. These measures include restrictions on non-essential business travel, the institution of work-from-home policies wherever feasible and the implementation of strategies for workplace safety at our facilities that remain open. We are following the guidance from public health officials and government agencies, including implementation of enhanced cleaning measures, social distancing guidelines and wearing of masks. We will continue to incur increased costs for our operations during this pandemic that are difficult to predict with certainty. As a result, our business, results of operations, cash flows or financial condition for the full fiscal year of 2020 may be affected by the COVID-19 disruptions and could continue to be adversely impacted in the future. There is no assurance the measures we have taken or may take in the future will be successful in managing the uncertainties caused by COVID-19.

While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. In addition, at home technology infrastructure may not perform as well as the infrastructure available at our office workplaces. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential customers, cancellation and inability to participate in conferences and other industry events that lead to sales generation, longer time periods to review and approve work product and a corresponding reduction in innovation, longer time to respond to platform performance issues, or other decreases in productivity that could seriously harm our business. Significant management time and resources may be diverted from our ordinary business operations in order to develop, implement and manage workplace safety strategies and conditions as we attempt to return to office workplaces.

As a result of COVID-19, we may (1) decide to postpone or cancel planned investments in our business in response to changes in our business, or (2) experience difficulties in recruiting or retaining personnel, each of which may impact our ability to respond to our customers’ needs and fulfill contractual obligations. In addition, as a result of financial or operational difficulties, our suppliers, system integrators and channel partners may experience delays or interruptions in their ability to provide services to us or our customers, if they are able to do so at all, which could interrupt our customers’ access to our services which could adversely affect their perception of our platform’s reliability and result in increased liability exposure. We rely upon third parties for certain critical inputs to our business and platform, such as data centers and technology infrastructure. Any disruptions to services provided to us by third parties that we rely upon to provide our platform, including as a result of actions outside of our control, could significantly impact the continued performance of our platform.

The COVID-19 pandemic has also significantly increased economic and demand uncertainty globally, as well as increased levels of unemployment. As a result, the COVID-19 pandemic has caused a widespread economic slowdown and a recession in many countries worldwide, including the United States. This economic uncertainty of the COVID-19 pandemic has led to a general decrease in consumer spending and decrease in consumer confidence. Our revenue, results of operations and cash flows depend on the overall demand for our platform. Concerns about the systemic impact of economic contraction (in the United States or internationally), geopolitical issues or the availability and cost of credit have led to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT spending by our existing and prospective customers. Some of our customers have experienced and may continue to experience financial hardships that, to date, have resulted in minimal instances of delayed or uncollectible payments, though this could increase in the future. To add to the uncertainty, it is unclear when an economic recovery could start and what a recovery will look like after this unprecedented shutdown of the economy. In particular, small-to-medium-sized businesses, or SMBs, are typically more susceptible to the adverse effects of economic fluctuations, including as a result of COVID-19. All of these factors could have a negative impact on our revenue, cash flows and results of operations.

The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict and depends on events beyond our knowledge or control. These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in the “Risk Factors” section in the IPO Prospectus, such as those relating to our reputation, product sales, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Concurrently with the Company’s IPO, the Company issued and sold 85,880 shares of its common stock in a private placement to certain of its named executive officers, certain of its other employees and its independent directors at the IPO Price for aggregate consideration of approximately $2.2 million.

The shares issued in the private placement are restricted securities, as defined in Rule 144, promulgated under the Securities Act, which were sold without registration thereunder in reliance on the exemption from registration afforded by 506(c) of Regulation D promulgated under the Securities Act.

No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in the private placement. The private placement did not involve a public offering. The investors represented that they had such knowledge and experience in financial and business matters and in investments of this type that they were capable of evaluating the merits and risks of the private placement shares and of making an informed investment decision with respect thereto.

Use of Proceeds from Initial Public Offering of Common Stock

On July 24, 2020, we closed our IPO in which we sold 13,500,000 shares of common stock at a public offering price of $26.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to the Company’s registration statement on Form S-1 (File No. 333-239535), as amended, which was declared effective by the SEC on July 21, 2020 and the Company’s registration statement on Form S-1 (File No. 333- 239991) filed on July 21, 2020 pursuant to Rule 462(b) under the Securities Act.

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

Jamf Holding Corp. (Registrant)

Date: November 12, 2020	By:	/s/ Ian Goodkind
Ian Goodkind
Chief Accounting Officer (Principal Accounting Officer)