Form 10-K
period 2020-12-31
Jamf Holding Corp.
filed 2021-03-04
CIK 1721947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☒
Smaller reporting company ☐		Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicated by check mark whether the registrant has filed a report on and attestation to it management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.

On February 19, 2021, the registrant had 117,464,443 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. This Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

JAMF HOLDING CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including those disclosed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Risk Factor Summary

The following summarizes certain of the principal factors that make an investment in our company speculative or risky, all of which are more fully described in Item 1A, “Risk Factors.” This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. The following factors could result in harm to our business, reputation, revenue, financial results, and prospects, among other impacts:

●	the impact on our operations and financial condition from the effects of the current COVID-19 pandemic;
●	the potential impact of customer dissatisfaction with Apple or other negative events affecting Apple services and devices, and failure of enterprises to adopt Apple products;
●	the potentially adverse impact of changes in features and functionality by Apple on our engineering focus or product development efforts;
●	changes in our continued relationship with Apple;
●	the fact that we are not party to any exclusive agreements or arrangements with Apple;

●	our reliance, in part, on channel partners for the sale and distribution of our products;
●	the impact of reputational harm if users perceive our products as the cause of device failure;
●	our ability to successfully develop new products or materially enhance current products through our research and development efforts;
●	our ability to continue to attract new customers;
●	our ability to retain our current customers;
●	our ability to sell additional functionality to our current customers;
●	our ability to meet service-level commitments under our subscription agreements;
●	our ability to correctly estimate market opportunity and forecast market growth;
●	risks associated with failing to continue our recent growth rates;
●	our dependence on one of our products for a substantial portion of our revenue;
●	our ability to scale our business and manage our expenses;
●	our ability to change our pricing models, if necessary to compete successfully;
●	the impact of delays or outages of our cloud services from any disruptions, capacity limitations or interferences of third-party data centers that host our cloud services, including Amazon Web Services (“AWS”);
●	our ability to maintain, enhance and protect our brand;
●	our ability to maintain our corporate culture;
●	the ability of Jamf Nation to thrive and grow as we expand our business;
●	the potential impact of inaccurate, incomplete or misleading content that is posted on Jamf Nation;
●	our ability to offer high-quality support;
●	risks and uncertainties associated with potential acquisitions and divestitures, including, but not limited to, disruptions to ongoing operations; diversions of management from day-to-day responsibilities; adverse impacts on our financial condition; failure of an acquired business to further our strategy; uncertainty of synergies; personnel issues; resulting lawsuits and issues unidentified in diligence processes;
●	our ability to predict and respond to rapidly evolving technological trends and our customers' changing needs;
●	our ability to compete with existing and new companies;
●	the impact of adverse general and industry-specific economic and market conditions;
●	the impact of reductions in IT spending;

●	our ability to attract and retain highly qualified personnel;
●	risks associated with competitive challenges faced by our customers;
●	the impact of our often long and unpredictable sales cycle;
●	our ability to develop and expand our marketing and sales capabilities;
●	the risks associated with sales to new and existing enterprise customers;
●	the risks associated with free trials and other inbound, lead-generation sales strategies;
●	the risks associated with indemnity provisions in our contracts;
●	our management team’s limited experience managing a public company;
●	the impact of any catastrophic events;
●	the impact of global economic conditions;
●	risks associated with cyber-security events;
●	the impact of real or perceived errors, failures or bugs in our products;
●	the impact of interruptions or performance problems associated with our technology or infrastructure;
●	the impact of general disruptions to data transmission;
●	risks associated with stringent and changing privacy laws, regulations and standards, and information security policies and contractual obligations related to data privacy and security;
●	the risks associated with intellectual property infringement, misappropriation or other claims;
●	our reliance on third-party software and intellectual property licenses;
●	our ability to obtain, protect, enforce and maintain our intellectual property and proprietary rights; and
●	the risks associated with our use of open source software in our products.

These and other risks are more fully described in Item 1A, “Risk Factors.” If any of these risks actually occurs, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. As a result, you could lose all or part of your investment in our common stock.

Part I.

Item 1. Business

Our Mission

Our mission is to help organizations succeed with Apple.

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

Jamf was founded in 2002, around the same time that Apple was leading an industry transformation. Apple transformed the way people access and utilize technology through its focus on creating a superior consumer experience. With the release of revolutionary products like the Mac, iPod, iPhone and iPad, Apple built the world’s most valuable brand and became ubiquitous in everyday life.

We believe employees have come to expect the same high-quality Apple user experience at work as they enjoy in their personal lives. This is often not possible as many organizations rely on legacy solutions to administer Apple devices or do not give employees a choice of device. Jamf’s software solutions preserve and extend the native Apple experience, allowing employees to use their Apple devices as they do in their personal lives, while retaining their privacy and fulfilling IT’s enterprise requirements around deployment, access and security.

We have built our company through a singular focus on being the primary solution for Apple in the enterprise. Through our long-standing relationship with Apple, we have accumulated significant Apple technical experience and expertise that give us the ability to fully and quickly leverage and extend the capabilities of Apple products, operating systems and services. This expertise enables us to fully support new innovations and operating system releases the moment they are made available by Apple. This focus has allowed us to create a best-in-class user experience for Apple in the enterprise and grow to more than 47,000 customers deploying 20.4 million Apple devices in more than 100 countries and territories as of December 31, 2020.

We sell our SaaS solutions via a subscription model, through a direct sales force, online and indirectly via our channel partners, including Apple. Our multi-dimensional go-to-market model and cloud-deployed offering enable us to reach all organizations around the world, large and small, with our software solutions. As a result, we continue to see rapid growth and expansion of our customer base as Apple continues to gain momentum in the enterprise. Our customers include many highly recognizable brands and organizations including Apple itself, 8 of the largest 10 Fortune 500 companies, 7 of the top 10 Fortune 500 technology companies, 23 of the 25 most valuable brands (according to the Forbes Most Valuable Brands rankings) and 10 of the 10 largest U.S. banks (based on total assets according to bankrate.com) as of December 31, 2020. Additionally, we see opportunities to sell add-on products from our software platform into our current install base in order to provide greater value for our customers. Our focus on customer success and innovation has resulted in a Net Promoter Score of 54.6 as of December 31, 2020, which significantly exceeds industry averages.

Complementing our software platform is Jamf Nation, the world’s largest online community of IT professionals focused exclusively on Apple in the enterprise. This active, grassroots community of over 100,000 members serves as a highly-qualified and efficient crowd-sourced Q&A engine for anyone with questions about Apple deployments. This community selflessly acts as a resource for existing and potential customers and is also an important asset in providing feature feedback and ideas for our product roadmap.

Industry Background

Key trends impacting how enterprises use and manage technology to engage employees and drive productivity include:

Apple’s democratization of technology

Apple is ubiquitous. It is the most valuable brand in the world according to Forbes, and in 2018, it became the first company to cross a market capitalization of US$1 trillion. Apple’s success has been driven by delivering the best user experience to its customers through its innovative combination of hardware, software and cloud services. It has transformed the technology landscape by placing the user first and designing everything around maximizing the Apple user experience.

In the 1990s and early 2000s, endpoint technology was dominated by Microsoft Windows, particularly in the workplace. Many enterprises prioritized standardization over user experience in order to facilitate the deployment, security and management of massive numbers of Windows PCs. Employees were not typically given a choice in their devices. In the 2000s, Apple introduced a series of revolutionary products that transformed how the world interacts with technology. Apple released the iPod in 2001, followed by the iPhone in 2007 and the iPad in 2010. These products, which utilized Apple iOS (Apple’s proprietary mobile OS), shared a design element that placed the user first. The rapid rise in popularity of iOS devices, combined with the proliferation of web-based applications, created a “halo effect,” leading to a resurgence of Apple’s Mac computer. These devices empowered users to easily leverage powerful technology regardless of their technical expertise. Apple’s consumer-focused technology provided a significantly more capable, intuitive and faster experience than the technology many employees previously had in the workplace.

Apple’s focus on the user experience has transformed employees’ expectations for technology overall. Employees expect a simple, intuitive, seamless experience that fosters creativity, productivity and collaboration. Apple currently offers an entire ecosystem of desktops, laptops, tablets, phones and wearable devices designed to interoperate seamlessly at home, at work and everywhere in-between. This has made Apple the leading technology brand overall, with a third of Apple users “not being able to live without the brand,” according to a 2020 brand intimacy study by MBLM.

The consumerization of IT

The consumerization of IT refers to the migration of software and hardware products originally designed for personal use into the enterprise. Today, employees are often less inclined to draw a line between work and personal technology and commonly prefer not to settle for enterprise solutions that are harder to use than what they have at home. In response to the consumerization of IT movement, enterprises are transforming digitally to create a more engaged workforce, offering employees consumer-like tools and choice of technology. As the competition for talent escalates, we believe technology will play a central role in either improving or degrading the employee experience. Empowering employees to use their preferred devices is important to attract, engage and retain productive employees. Today, with more organizations than ever before managing and onboarding new employees remotely, the technology experience and the employee experience are synonymous.

Rapidly evolving workplace demographics are also accelerating the consumerization of IT. Millennials currently represent the largest segment of the U.S. workforce, and have been since 2016, according to a 2018 study by the Pew Research Center. Millennials are the first digitally-native generation that has grown up with broadband, smartphones, tablets, laptops and a massive library of apps through which they interact with the world and each other. Millennials demand more from their enterprise IT organizations. They expect to work from anywhere at any time. They expect to be able to collaborate instantly. They expect to have a choice in the technology they use.

This trend is expected to continue as younger generations enter the workforce and workplace technology continues to directly impact employment decision-making. In a 2019 survey conducted by Vanson Bourne and commissioned by us, approximately 70% of surveyed college students in five countries said they would be more likely to choose or stay at an organization that offers a choice in work computer, and if upfront cost was not a consideration, 71% said they would prefer to use a Mac computer.

Consumerization of IT has been one of the most significant trends impacting enterprise IT over the past decade. This trend is exemplified by Apple’s iPhone, introduced in 2007. The iPhone was quickly preferred by many employees for its superior user experience compared to the corporate issued mobile phones controlled by enterprise IT departments. Mass consumer adoption of the iPhone pushed organizations to develop corporate policies that support the use of personal devices for work. As a result, Apple — the ultimate consumer technology company — has become critically important to enterprise IT organizations.

Apple’s momentum in enterprise IT

Fueled by Apple’s popularity and the consumerization of IT, Apple devices have gained widespread acceptance across the enterprise, from the executive suite to new hires. As a result, Apple market share in the enterprise has grown significantly. According to Apple CEO Tim Cook, Apple is now in every Fortune 500 company, and “eight in ten companies are writing custom apps for their enterprise.” Apple’s enterprise revenue, disclosed as $25 billion in 2015, is estimated to have grown to over $40 billion in 2019 according to Atherton Research. Apple’s commitment to the enterprise has expanded through partnerships with enterprise giants, such as Accenture, Cisco, Deloitte, General Electric, IBM, Salesforce and SAP.

Evidence of this momentum is further supported by Statcounter, an organization that aggregates data based on web traffic. According to Statcounter, Apple OSs comprised 24% of global web traffic (both business and consumer) in December 2020, up from 4% in January 2009. Apple’s gains in the US have been even more significant, with Apple OSs now representing over 46% of web traffic in December 2020, compared to 30% for Microsoft and 23% for Google. Over that same period, the market share of Microsoft has declined from 92% to 30%.

The increased use of mobile devices to access the internet is largely responsible for the decline in market share of Windows over the past decade. Over this same decade, however, the Mac computer has grown in popularity and market share, further demonstrating that Apple’s increased use is not limited to iOS devices. While the Mac computer was once primarily associated with creative or artistic activities, it now represents a growing share of computers within the enterprise. According to a 2021 IDC Report (Worldwide Unified Endpoint Management Software for Apple Devices 2021 Vendor Assessment), adoption of Mac usage in the enterprise (firms with 1,000+ employees according to IDC) is growing by many measures. In the United States, average penetration of macOS devices is around 23%, compared with 17% in 2019, according to IDC's 2020 and 2019 Enterprise Mobility and Workspace Software Surveys. Driven partly by the COVID-19 pandemic and the sudden need for devices for home workers, shipments of Mac devices into the enterprise sector jumped 34% year over year in the second quarter of 2020, according to IDC's Worldwide Personal Computing Device Tracker. This wave of new Mac devices suddenly requiring access to business apps and resources is causing some disruption among many enterprise end-user computing support and management teams, which have historically focused more on Windows device management. Macs, of course, are not the entire story around Apple devices in the enterprise. According to IDC's 2020 enterprise survey, iPhones account for 49% of the smartphone installed base among U.S. enterprises, and iPads make up the majority of tablets used in business.

Given the expectations of both current and future employees, offering employees a choice in technology is becoming imperative for many enterprises. When given a choice, more than 70% of employees surveyed worldwide would choose Mac over PC and iOS over Android, according to a 2018 survey conducted by us. Considering IDC’s estimate of current Mac enterprise penetration, we believe there is significant opportunity to fill the gap between how many employees want a Mac and how many currently use one.

Digital transformation in response to COVID-19

The COVID-19 pandemic has accelerated the need for solutions to empower remote work, distance learning and telehealth. While these trends were gaining mind share prior to the pandemic, recent challenges have added momentum to these digital transformation changes that will last long after the struggles related to COVID-19 have passed. Workflows that were once aspirational have become essential. For example, many companies with remote workforces want to ship devices directly from the manufacturer to the end user and have all the enterprise requirements fulfilled without IT ever touching the devices. While this workflow has been used by some organizations in the past to increase IT efficiency and smooth the user experience, it now has become a logistical and scalable advantage for device distribution and employee safety. In healthcare, providers are attempting to conserve personal protective equipment and generally minimize in-person patient contact. As such, providers have used iPads to facilitate virtual inpatient care, serve patients at home and connect isolated patients with loved ones, with some providers even loaning the required devices to patients. In education, digital technology has never played a more important role. Many school districts have provided or are working to provide iPads to all their students in order to deliver equitable and engaging at-home learning experiences. These school districts require a solution that helps educators, students and parents embrace distance learning technology. This sudden and significant shift from in-person to virtual interactions is forcing these modern workflows into the mainstream. The vision of employee or student empowerment delivered through Jamf solutions can help organizations operate at the level they did before the necessity to conduct their business or function in a remote environment.

We believe these trends will continue. According to a 2020 PricewaterhouseCoopers study, 68% of CFOs said that work flexibility (e.g., flexible hours and location) will make their company better in the long run, and 43% plan to implement remote work as a permanent option for roles that allow it. According to a 2020 Gallup study, 62% of employed Americans said they have worked from home during the COVID-19 pandemic, a number that doubled since mid-March 2020, and three in five U.S. workers who have been doing their jobs from home during the COVID-19 pandemic would prefer to continue working remotely as much as possible once public health restrictions are lifted. More organizations than ever before are examining their remote employee and work-from-home policies and looking for solutions to guide them. Now, the technology experience and the employee experience are synonymous.

The limitations of legacy enterprise solutions

Legacy solutions do not deliver the full Apple user experience because they are either outdated, overly Windows-centric or treat all devices the same across operating systems. In particular, cross-platform solutions that treat devices the same tend to rely on the lowest common denominator technology that is shared across the relevant ecosystems. Apple, Microsoft and Google have each introduced device-specific cloud services to automate enterprise IT processes. Fully embracing these cloud services demands specific focus on the respective ecosystem. Legacy solutions do not leverage the native capabilities of Apple and do not deliver the full Apple experience across several key areas, including the following:

●	Provisioning and deployment. Legacy solutions commonly rely on processes, such as disk imaging, that are manual or time-intensive for IT departments and diminish the Apple user experience. As a result, IT departments need to spend additional time and effort setting up and configuring devices similar to a traditional PC deployment, and users receive a muted Apple experience that is overly complex and falls short of expectations.
●	Operating system updates. Cross-platform legacy solutions are unable to allocate sufficient resources to always support the latest operating systems from all manufacturers. As a result, IT departments are forced to place moratoriums on operating system upgrades (through manually distributed emails) so they can test and then slowly roll out operating system upgrades weeks or months after they become available. This approach is contrary to Apple user expectations and also delays deployment of potentially important security updates which often results in such solutions not supporting the latest Apple OS features and can cause security vulnerabilities that put an organization at risk. This is exacerbated with the release of the Apple M1 chip on new Mac devices which revolutionizes its performance. Those not aligned with Apple and same-day support – be it management or security solution provider – are unable to support this new hardware which prevents users from being productive and protected.
●	Application licensing and lifecycle. Cross-platform solutions offer limited options for application distribution and installation, which often require hands-on IT oversight. Microsoft, Apple and Google each possess their own commerce solutions for third-party application purchases and distribution. Enterprise integrations for these commerce solutions require deep understanding of the platform and associated service. Cross-platform solutions have historically struggled to stay current with the standards of each platform’s features.

Additionally, the enterprise requirements for security and privacy result in the need to wrap applications with middleware, such as containers, degrading Apple’s intended user experience. License tracking in the cross-platform solution environment can also be manual. All of this effort creates extra and error-prone work for IT departments and dilutes the Apple user experience.

●	Endpoint protection. Legacy solutions do not leverage Apple’s native security tools and Endpoint Security framework, thereby providing limited visibility into an organization’s fleet of Apple devices and limited identification of potential security threats. Those not fully aligned with Apple’s native security tools and Endpoint Security framework are unable to support the Apple M1 chip for Mac and cannot apply new restrictions in Apple’s latest operating system, macOS Big Sur, on M1 Mac devices.

In most cases, legacy solutions rely on endpoint protection solutions that were originally designed for Windows. As a result, these solutions deliver endpoint protection to Apple devices in a manner which degrades the Apple user experience and performance and may not function properly in an Apple environment. In addition, the signature-based approach utilized by these solutions can only identify backward-looking threats specific to Microsoft, and does not communicate with native Apple security tools that could identify more relevant and immediate threats.

●	Identity-based access to resources. The concept of a workplace perimeter is quickly fading as employees demand flexibility to work from anywhere with seamless access to enterprise applications and resources. Enterprises need to make it simple for users to authenticate and access enterprise resources from anywhere with a single identity. To provide users access to corporate resources, many organizations bind their devices with Azure Active Directory (“AAD”). While binding devices to AAD works well with Windows-based devices, it does not create an efficient experience for other ecosystems, including Apple. Additionally, to be able to service Apple devices in the enterprise, IT often creates a secondary administrator account on each device that tends to become a management headache, user experience burden and security risk.

For enterprise Apple deployments, the limitations of legacy solutions all add up to higher operational and support costs, greater security vulnerability, lower productivity and a degraded user experience. While Apple devices may have higher upfront costs, implementing the full Apple experience results in higher productivity and lower total cost of ownership. Realizing these potential benefits requires an enterprise software solution specifically built for the Apple ecosystem.

Our Solution

We are the standard in Apple Enterprise Management, and our cloud software platform is the only vertically-focused Apple infrastructure and security platform of scale in the world. Our SaaS solutions provide a cloud-based platform for full lifecycle enterprise IT management of Apple devices. We help organizations, including businesses, hospitals, schools and government agencies, connect, manage and protect Apple products, apps and corporate resources in the cloud without ever having to touch the devices. Our solutions are purpose-built to provide both technical and non-technical IT personnel with a single software platform to administer their end-users’ Apple devices, while preserving the legendary Apple experience end-users have come to expect. We believe that our success is born out of a singular focus on Apple and our commitment to optimizing the end-to-end user experience. As of December 31, 2020, we had more than 47,000 customers, over 21,000 of which became customers in the last two years, in more than 100 countries and territories.

We believe employees have come to expect the same high-quality Apple user experience at work as they enjoy in their personal lives. This is often not possible as many organizations rely on legacy solutions to administer Apple devices or do not give employees a choice of device. Our software solutions preserve and extend the native Apple experience, allowing employees to use their Apple devices as they do in their personal lives, while retaining their privacy and fulfilling IT’s enterprise requirements around deployment, access and security. Our software platform provides the following key benefits:

●	Provisioning and deployment. We provide a scalable, zero-IT-touch deployment right out of the shrink-wrapped box, personalized for each end-user. Our offering makes it possible for IT professionals to easily manage the traditionally challenging tasks of deployment, information encryption and loading and updating software, without ever touching the device. Jamf customer research has shown that our seamless cloud deployment capabilities lower the total cost of ownership of Apple devices, enable the native Apple experience in the enterprise and ultimately make Apple devices more effective and secure.
●	Operating system updates. Many Apple users expect immediate access to new features by upgrading the moment Apple releases a new OS. Given our singular focus on Apple, we are able to offer robust, immediate support for OS feature updates – including Apple’s new M1 chip for Mac – so they can be effortlessly deployed on the same day they are released by Apple. IT teams have the flexibility to automate updates or let users initiate the updates, ensuring employees stay up-to-date with all of the latest security and privacy features, plus leverage new Apple hardware once available.
●	Application lifecycle and licensing. We give IT teams the ability to automate key workflows related to the installation and management of applications ensuring a more efficient IT management process. We also facilitate the deployment of both Apple App Store and third-party applications. These capabilities include automated targeted distribution of apps to employees based on their work needs, user-initiated app installation via a customized enterprise app store, automated volume purchasing and license management and automated tracking and deployment of third-party software updates.
●	Endpoint protection. We safeguard and amplify Mac security through an enterprise endpoint protection solution purpose-built for the Mac. Jamf endpoint protection is specifically designed to identify Mac-specific threats while preserving user experience and performance. Our software solution is built around the unique challenges that Apple devices face in enterprise security, with behavior-based detection and prevention of Apple-specific threats and enterprise visibility into native Apple security tools. Jamf endpoint protection is built for the Mac, architected using native Apple APIs and designed to co-exist within an organization’s existing enterprise security solutions. It supports Apple’s new M1 chip and empowers IT, InfoSec and users to take advantage of the revolutionary efficiency, speed and performance the M1 chip offers.
●	Identity-based access to resources. We enable users to easily and securely connect to enterprise resources with a single cloud-based identity credential, simplified using biometrics on the Apple device. Users can then immediately access all of their corporate applications and shared resources. This eliminates the time-consuming need for multiple logins, reduces the number of IT tickets for password-related issues (which are frequently the leading cause of IT tickets) and removes the need for IT administrators to bind devices to AAD. Additionally, Jamf is able to dynamically block or grant administrative rights on the Apple device itself based on a user’s cloud-based identity, thus removing the need for additional administrator accounts on the device.
●	Self-service. We extend the Apple experience with an enterprise self-service app that empowers end-users to satisfy their own IT needs. With a single click, users can install apps pre-approved by IT, automatically resolve common technical issues and easily connect and configure enterprise resources, like the nearest printer, without waiting for IT. While the user experience is simple, the range of capabilities is immense. Our self-service app empowers users to be productive and self-sufficient while simultaneously reducing the labor burden on IT.

Our software platform provides value to both end-users and IT departments. Users receive the legendary Apple experience they have come to expect, and IT departments are able to empower employees, enhance productivity and lower total cost of ownership. According to an October 2019 Apple-commissioned study conducted by Forrester Consulting, The Total Economic Impact Of Mac In The Enterprise, a Mac in the enterprise results in $678 cost savings per device versus a comparable PC (when considering three-year hardware, software, support and operational costs), a 20% improvement in employee retention and a 5% increase in sales performance for sales employees. A Mac also results in 48 hours of increased productivity per employee over three years. These metrics result in a payback period of less than 6 months for a Mac.

Furthermore, research by Hobson & Company commissioned by us consisting of 15 interviews with Jamf customers found benefits from simplifying IT management, reducing the time spent provisioning devices and the time spent managing apps by 80% and 90%, respectively. Additionally, that research found Jamf improved end-user experience, reducing end-user productivity loss due to technical problems by 60% and volume of helpdesk tickets by 15%. Jamf also helped mitigate risk by reducing the time IT spent creating inventory reports and time spent managing policy and settings changes by 90% and 65%, respectively. Overall, Hobson & Company found that a typical organization could expect a 217% five-year return on investment and a 5.8 month payback period when using Jamf.

Our Relationship with Apple

Jamf was founded in 2002 with the sole mission of helping organizations succeed with Apple, making it the first Apple-focused device management solution. Today, we have become the largest infrastructure and software platform built specifically for enterprise deployments of the Apple ecosystem. Our relationship with Apple has endured and grown to be multi-faceted over the past 19 years.

To continuously offer a software solution built specifically for Apple, we have always worked closely with Apple’s worldwide developer relations organization in an effort to support all new Apple innovations the moment their hardware and software is released. Additionally, throughout the course of our relationship, Jamf and Apple have formalized several contractual agreements:

●	Apple as a customer. In 2010, Apple became a Jamf customer, using our software solution to deploy and secure its fleet of Apple devices internally. For the year ended December 31, 2020, Apple as a customer represented less than 1% of our total revenue.
●	Apple as a channel partner in education and in retail. In 2011, Apple became a Jamf channel partner in the education market, reselling our software solution to K-12 and higher education organizations within the United States. In 2012, Apple expanded their channel relationship by offering our software solution to businesses through Apple retail stores in the United States. For the year ended December 31, 2020, Apple as a channel partner facilitated approximately 7% of our bookings.
●	Mobility Partner Program. In 2014, we became a member of Apple’s Mobility Partner Program, which focuses on solution development and effective go-to-market activities.

Each of these contractual relationships continue to this day and span all enterprise technology across the Apple ecosystem, including Mac, iPad, iPhone and Apple TV. In addition to these contractual relationships, Apple and Jamf personnel frequently join forces to influence and collaborate as we work with customers, helping them succeed with Apple.

Market Opportunity

We believe our solution addresses a large and growing market covering the use of Apple technology in the enterprise. According to Frost & Sullivan, the global TAM for Apple Enterprise Management was estimated to be $12.2 billion in 2020 and is expected to grow at a CAGR of 17.7% to $23.4 billion by the end of 2024. This market represents the potential number of Apple mobile phones (iPhones), tablets (iPads), laptop and desktop computers (Macs), media streaming devices (Apple TVs) and portable media players (iPods) based on growing acceptance by education and business IT departments. Frost & Sullivan includes both devices purchased and provided by enterprises as well as BYODs owned by end-users that may require Apple Enterprise Management to provide necessary access to resources or services from the enterprises. The potential device numbers are multiplied by the Jamf average selling price (ASP) for each Apple device and enterprise type.

We believe our potential market opportunity could expand further as Apple may make additional devices available for enterprise management, such as the Apple Watch. Our opportunity may also expand further as we develop future solutions which provide value to enterprises managing their Apple ecosystem.

Our Strengths

The following are key strengths which contribute directly to our ability to create value for customers, employees, partners and stockholders:

●	Long-standing relationship with and singular focus on Apple. We are the only vertically-focused Apple infrastructure and security platform of scale in the world, and we have built our company through a singular focus on being the primary solution for Apple in the enterprise. We have a collaborative relationship with Apple which, combined with our accumulated technical experience and expertise, gives us the ability to fully and quickly leverage and extend the capabilities of Apple products, OSs and services. This expertise and collaboration with Apple development programs enables us to fully support new Apple innovations and OS releases the moment they are made available by Apple.
●	Strong support from Jamf Nation. Jamf Nation is the world’s largest online community of IT professionals exclusively focused on Apple in the enterprise. This active, grassroots community serves as a highly-qualified and efficient crowd-sourced Q&A engine for anyone with questions about Apple and Jamf deployments. Since launching the Jamf Nation website in 2011, we have accumulated over 100,000 registered Jamf Nation members. Each year we celebrate this community through a customer event called JNUC. During the most recent JNUC in fall of 2020, which was held virtually, approximately 16,000 people attended from over 100 countries. This community of loyal Jamf supporters acts as a resource for existing and potential customers and is also an important asset in providing feature feedback and ideas for our product roadmap. Jamf Nation also serves as an efficient way to introduce potential customers to the Jamf brand and solutions.
●	Standard for Apple in the enterprise. As the only vertically-focused software platform of scale entirely dedicated to the Apple ecosystem, we are the standard for Apple in the enterprise. This is evidenced by our growing number of more than 47,000 customers as of December 31, 2020, including 23 of the 25 most valuable brands in the world (according to Forbes Most Valuable Brands rankings). In addition, hundreds of independent customer ratings on popular software review websites, including Gartner Peer Insights, G2Crowd and Capterra, have earned Jamf recognition as the “Customers’ Choice.” Through our intense focus on connecting, managing and protecting Apple devices, we are able to provide a differentiated solution when compared to other cross-platform providers who attempt to satisfy all requirements for all platforms.
●	Strong partner ecosystem. Our meaningful expertise managing the Apple ecosystem and our unique understanding of enterprise customers have motivated us to publish a large catalog of open APIs so our customers can integrate and extend their existing software solutions. It is upon this robust API catalog that we have built a strong partner ecosystem that includes hundreds of integrations and solutions made available in our Jamf Marketplace.

In addition to our developer partners, we have relationships with solution partners. One example is the work we have done to integrate our products with Microsoft Endpoint Manager and AAD. Development activities with Microsoft have resulted in solutions that optimize the Apple ecosystem within a Microsoft-centric enterprise. Jamf’s authentication and account management solutions have deep integrations with AAD. Additionally, customers can sync their Jamf inventory data with Microsoft Endpoint Manager, providing a consolidated view of all devices from all manufacturers in the organization’s fleet. This integration provides customers with simple and unified visibility. In addition, the integration provides tremendous operational benefits, including enforcing compliance policies, ensuring only compliant

Apple devices can gain access to protected company resources like Office 365, and helping users remediate their device compliancy issues via Jamf’s self-service application.

●	Effective go-to-market capabilities. The combination of our strong partner ecosystem (including Apple and Microsoft), our e-commerce capability and our extensive enterprise and inside sales organizations, have created a differentiated and powerful go-to-market approach. We believe this robust go-to-market structure can allow us to effectively and efficiently reach our entire addressable market, including both large and small organizations in all geographic regions throughout the world. This also allows us to “land and expand” within our customer base by beginning with a limited engagement at each customer and increasing that customer relationship over time.
●	Differentiated technology. While Jamf technology has many powerful capabilities built to help promote digital transformation and satisfy the challenging requirements of connecting, managing and protecting Apple in the enterprise, specific innovations that set us apart from others in the market include:
●	Powerful architected-for-Apple agent. Apple IT administrators can access remote computers and file systems, collecting attributes and intelligence as if they were physically sitting with each and every Apple device in their fleet.
●	Enterprise attributes and smart grouping. Through our smart grouping technology, Jamf can dynamically group Apple devices, based on standard attributes, enterprise attributes or a combination thereof to target and execute business workflows at scale.
●	Industry-specific workflows. We have created industry-specific workflows that go beyond device management to solve issues for particular industries such as education, healthcare and hospitality, including solutions built around remote work, distance learning and telehealth.
●	High performance native Apple APIs. Jamf creatively utilizes extensive APIs from published Apple technologies which allows us to be ready instantly with each new Apple OS.
●	Enterprise self-service. Our simple-to-use enterprise self-service solution enables IT to empower end-users with a privately brandable application that allows users to install approved apps or perform complex tasks from a personalized enterprise catalog.

Our Growth Strategy

We help organizations succeed with Apple by connecting the Apple experience with the needs of the enterprise. By preserving and enhancing the Apple experience in an enterprise context, we believe we can drive our growth within the current Apple ecosystem as well as fuel further Apple penetration in enterprises, which will extend our opportunity. The key elements of our growth strategy include:

●	Extend technology leadership through R&D investment and new products. We intend to continue investing in research and development and pursuing select technology acquisitions in order to enhance our existing solutions, add new capabilities and deployment options and expand use cases. For example, over the last two years, we launched two new products, Jamf Connect and Jamf Protect, adding capabilities to provide both secure access to enterprise resources that users need through a single identity, and Mac-native endpoint security, respectively. We believe this strategy of continued innovation will allow us to reach new customers, cross-sell to existing customers and maintain our position as the standard for Apple in the enterprise.
●	Deliver unique industry-specific innovation. All industries today are experiencing new challenges related to social distancing, such as remote work, distance learning and telehealth. We intend to continue developing and enhancing Apple-specific functionality for certain verticals, such as education, healthcare and hospitality, to help these organizations serve the changing needs of their students, teachers, patients and workers. For example, our patented mobile-to-mobile management technology provides teachers and parents control over school-issued iPads — whether they are ten feet away or ten miles. We have patent-pending healthcare listener functionality that empowers hospitals to launch device workflows based on events in the electronic medical record, giving patients access to their care plans and control over their room environment through a hospital-issued iPad. In reaction to the global shortage of personal protective equipment, we have also launched a patented telehealth workflow, Virtual Visits, aimed to protect providers while still connecting patients to care and their communities. Providers are able to virtually round to their patients, and patients can simply connect with families outside the hospital without IT ever having to touch the device. Once patients are discharged, Virtual Visits can help to automatically digitally wipe the device to prepare it for the next patient. We believe targeted, vertical-specific functionality can help us further penetrate industries which already use Apple devices, or provide a differentiated solution to enter a new industry or solve a new use case.
●	Grow customer base with targeted sales and marketing investment. We aim to expand our customer base by continuing to make significant and targeted investments in our direct sales and marketing in an effort to attract new customers and drive broader awareness of our software solutions. In addition, with our expanded platform, we can reach beyond our historical sales efforts focused on IT executives and administrators, and sell to CIOs, CISOs and line-of-business leaders. We also plan to increase our channel sales and marketing organization to deepen and expand our joint go-to-market efforts with channel partners in order to reach new territories and opportunities. We believe the channel is an efficient way to sell to smaller customers and reach new jurisdictions in a cost-effective manner.
●	Increase sales to existing customers. We believe our base of more than 47,000 customers as of December 31, 2020 represents a significant opportunity for sales expansion. Our opportunities to deliver further value to existing customers include (1) growing the customers’ number of Apple devices currently in use; (2) selling additional Jamf products; (3) expanding customers’ use of Jamf from one Apple product, like Mac, to additional Apple products used within the organization, like iPad, iPhone and Apple TV; and (4) expanding the way customers use Apple products by showcasing capabilities available once customers fully embrace Jamf for deployment. Additionally, Apple continues to grow their ecosystem of solutions that can bring value to organizations, as they did with the introduction of tvOS management in 2017, making the Apple TV an attractive product to deliver new use cases in conference rooms, classrooms, hospitality environments, and for digital signage across a range of industries. The strength of Jamf’s “land and expand” strategy is evidenced by our dollar-based net retention rate, which has exceeded 115% as of the end of each of the twelve fiscal quarters ended December 31, 2020, calculated on a trailing twelve months basis.
●	Expand global presence. We have a large international presence which we intend to continue growing. For the year ended December 31, 2020, approximately 32% of our new subscriptions originated outside of North America, compared to 27% for the prior year. We intend to continue making investments in our international sales and marketing channels to take advantage of this market opportunity, while refining our go-to-market approach based on local market dynamics. Furthermore, we will invest in our products and technology to fulfill the unique needs of the market we target.
●	Grow and nurture Jamf Nation. Jamf Nation is the world’s largest online community of IT professionals focused exclusively on Apple in the enterprise. It consists of a knowledgeable and active community of over 100,000 Apple-focused administrators and Jamf users who come together to gain insight, share best practices, vet ideas with fellow administrators and submit product feature requests. We intend to continue investing in our community platform and these relationships to ensure that our Jamf Nation community remains a vibrant forum for discussion and problem-solving for our users. We believe this community will continue to be a focal point for the Apple ecosystem and can also be helpful in introducing Jamf to potential new customers.

●	Cultivate relationships with developer partners. We believe one of the most powerful elements of our software platform is the ability to use published APIs to extend its value with other third-party or custom solutions. As of December 31, 2020, more than 200 integrations and value-added solutions were published on the Jamf Marketplace. These solutions extend the value of Jamf, protect customers’ existing IT investments and encourage greater use and expansion of Jamf within the enterprise.

Our Products

We provide industry-leading software solutions that help empower users with Mac, iPad, iPhone and Apple TV. We deploy our solutions through five main products:

Jamf Pro

Jamf Pro offers a robust Apple ecosystem management software solution for complex IT environments, serving both commercial businesses and educational institutions. Since its introduction in 2002, Jamf Pro has been our flagship product, serving the largest portion of Jamf’s customer base.

Key capabilities of Jamf Pro include:

●	providing a seamless initial device deployment, giving companies the ability to choose between a zero-touch experience or offering a more hands-on device enrollment and deployment;
●	enabling customization of devices beyond configuration profiles, use policies and scripts for the optimal user experience;
●	facilitating pre-configuration of user settings before deployment;
●	providing app management flexibility wherein apps can be made available automatically to users or through an enterprise self-service catalog;
●	granting users the ability to update software and maintain their own devices through Jamf’s brandable self-service application without a help desk ticket;

●	automating ongoing inventory management, such as automatic collection of hardware, software and security configuration details from Apple devices, creating custom reports and alerts, and managing software licenses and warranty records; and
●	securing Apple devices by leveraging native security features, such as encryption, managing device settings and configurations, restricting malicious software and patching all Apple devices without the need for user interaction.

Jamf Now

Launched in 2015, Jamf Now is an intuitive, pay-as-you-go Apple device management software solution for small-to-medium-sized businesses (“SMBs”). Jamf Now prioritizes simplicity through a design that is targeted for organizations with limited or no IT resources, and it can be adopted by such organizations without engaging Jamf sales, training, or services personnel. Jamf Now allows customers to set up their own accounts to enroll their Apple devices and immediately benefit regardless of any prior experience with Jamf. Jamf Now facilitates the consistent configuration of devices remotely, provides a 360-degree view of inventory and remotely enforces passcodes, encryption, installed software and locking or wiping of Apple devices.

Jamf School

Jamf School is a purpose-built software solution for educators and is supported by apps that empower teachers to create an active and personal learning environment. We have a long and successful presence in the education market, dating back to the early 2000s, and we introduced Jamf School in early 2019 following the acquisition of ZuluDesk B.V. (“ZuluDesk”). Launching Jamf School significantly increased our value in the classroom and allows us to further empower teachers, students and even parents.

Teachers using Jamf School are able to quickly and easily control all Apple devices in their classroom, which ultimately aids the focus of students. Teachers design lesson plans leveraging content from Apple’s App Store and are able to easily deploy these lessons to students. They can also restrict specific functions during assessments, and control what content and resources students have access to on their iPads at a specific time. This functionality works seamlessly whether the teacher and student(s) are in the same physical classroom or if they are learning from home or in different locations.

With Jamf School, parents can use their personal iPhone, iPad or Apple Watch to govern the access children have when using their school-issued iPads at home. Parents can control and limit their children’s device usage, applications and functionality when the student is not in the school lessons. Jamf School transforms processes that once required IT involvement into dynamic interactions that put the power in the hands of the people who have the greatest impact on meeting each student’s learning needs.

Jamf School also engages and connects the student. Students can gain automatic access to subject-specific materials and applications, while unrelated or irrelevant content is hidden to avoid distraction. Through a self-service portal, students are also able to choose applications from an approved list of content, empowering them to have control over their learning. Teachers and parents can be confident students are focused and connected, which is specifically important in situations where students may bring their devices home or have prolonged control of their devices outside of the school district’s possession.

Jamf Connect

Jamf Connect, launched in 2018, gives users the ability to provision their new Apple devices by simply entering their cloud identity the first time the device is powered on. The Apple account is then automatically set up, synchronized and used to grant rights on the device itself, providing immediate value to the user. Jamf Connect transforms how users connect to their corporate identity and therefore provides users with a seamless connection to corporate resources.

Jamf Connect gives IT administrators the ability to monitor all company Mac devices and control who is accessing them, providing comfort that both the device and corporate information are protected. Jamf Connect substantially improves the user experience by reducing IT help desk tickets for password resets. Additionally, IT administrators are able to service each device using their cloud identity without requiring a separate admin account on the device, which is a management headache, security vulnerability and a user experience hazard.

Jamf Protect

Jamf Protect, launched in 2019, creates customized telemetry and detections that give enterprise security teams unprecedented visibility into their Macs, extending Apple’s security and privacy model to the enterprise while upholding the Apple user experience.

Based on historical needs, most endpoint security products have been designed for Windows and ported to Apple environments only when necessary. Jamf Protect differs from these products and was specifically designed to protect a customer’s fleet of Mac computers.

As market share for the Mac computer has grown in the enterprise, it is no longer sufficient to protect these devices with a solution designed for a different platform.

Capabilities of Jamf Protect include:

●	mapping the security posture of a customer’s Mac fleet against the Center for Internet Security benchmarks;
●	extending information security visibility into macOS built-in security tools for awareness and improved reporting, compliance and security;
●	receiving real-time alerts to analyze activity on the device and choose whether to proactively block, isolate, or remediate threats;
●	preventing execution of known macOS malware and quarantine the applications to keep end users safe;
●	providing granular control to information security teams over what data is collected and where it is sent, and allowing companies that monitor endpoint activity for compliance reasons to gather authentication and other activity tracked by macOS into their system of record; and
●	supporting the latest OS from the first day it’s available to ensure users receive the latest and most pressing security updates, while providing a best-in-class macOS experience.

Our Technology

Our software platform was purpose-built to help organizations succeed with Apple, ensuring the highest standards for security and performance while preserving the Apple user experience. Our platform is built on the following core tenets:

Optimized for cloud

We build products that provide Apple-focused device management, identity and access management and endpoint protection solutions optimized for cloud environments. Our products are built on the market-leading cloud platform, or AWS, but are architected for flexibility to utilize other cloud platforms. This foundation has enabled us to scale and support millions of devices since our SaaS offering launched in 2012.

Global availability

Our products are designed to deploy worldwide, using regional AWS servers to deliver the performance required by our customers. We are able to rapidly expand our global cloud footprint as demand for our products grows in new regions.

Scalable and reliable

Our products are designed to remove customers’ worry about availability, scalability and maintenance of the infrastructure that powers their solution. Our customers are responsible for their fleet of Apple devices, while Jamf handles all back-end management and scaling operations at the software layer and on a global basis for infrastructure management. Jamf employees are located worldwide to ensure we are available whenever and wherever our customers need us.

We are able to quickly provision new capacity and scale operations through automation on top of our cloud software platform. We continually demonstrate the success of our offering by supporting numerous Fortune 500 customers and large-scale education customers even at their most demanding peak periods.

Our SaaS offerings are designed for reliability with a highly available infrastructure design spanning numerous data centers for all regions in which we have operations. Jamf is built to be “always on” to all of our cloud customers. If infrastructure becomes unavailable for any reason, our offering reroutes traffic to a secondary location to ensure we deliver on our Service Level Agreements. This availability is monitored externally from an outside provider, and Jamf employees are proactively notified if availability is ever impacted.

Jamf empowers customers to seamlessly upgrade to our latest software. Our software platform streamlines automated backups, upgrades and enables roll-back if required for any reason. Our extensive experience running distributed systems at scale helps our customers remain focused on meeting their organizational needs.

Enterprise-grade security

Security is a critical customer requirement and a guiding principle at Jamf. Our customers frequently use our products to manage integral platforms, which informs our approach to security and compliance. We integrate security principles into development processes, test product code and infrastructure for potential security issues, and deploy security technologies. We have access controls to data in our production environments that are strictly assigned, monitored and audited. To ensure our processes remain innovative and secure, we undergo continuous third-party testing for vulnerabilities within our software architecture. We also engage with a third-party audit firm to audit our security program against well-known security standards like SOC2 Type II and ISO27001.

Differentiated technology

While there are many powerful capabilities of our technologies, the following are a few that set us apart from others in the market:

●	Powerful architected-for-Apple agent. Jamf has been perfecting its Apple device agent for eighteen years. Using the Jamf agent, Apple IT administrators can access remote computers and file systems, collecting attributes and intelligence as if they were physically sitting with each and every Apple device in their fleet. The Jamf agent is written at the user-level and therefore does not require loading code into the OS kernel, known as a kernel extension (“kext”). Most Windows-based cross-platform competitors employ kexts when they are ported to the Mac, which results in a slower, less secure and less stable solution. Jamf’s agent is able to quickly and safely consolidate and scale Apple inventory data beyond any cross-platform solution.
●	Enterprise attributes and smart grouping. Not only does Jamf have more inventory information about Apple devices than anyone else, but because of our extensible enterprise attributes, we can consolidate data based on device usage or user. Through our patented smart grouping technology, Jamf is then able to dynamically group

Apple devices, based on standard attributes, enterprise attributes or a combination thereof to target and execute business workflows at scale. These workflows can be extremely advanced when tapping into the Jamf policies engine, which includes full scripting capabilities for maximum flexibility.
●	Industry workflows. Part of filling the gap between what Apple provides and what the enterprise requires is providing technology that extends far beyond basic management to meet the unique needs of specific industries. For example, Jamf’s patented mobile-to-mobile management technology provides teachers the control of student iPads in the classroom they need. Jamf’s patent-pending healthcare listener functionality empowers hospitals to launch device workflows based on events in the electronic medical record. Jamf also has developed a new patented telehealth workflow, Virtual Visits, aimed to protect providers while still connecting patients to care and their communities during the COVID-19 pandemic. And Jamf’s patented setup and reset iOS applications create a shared device workflow that is required in these industries as well as retail, hospitality, field services and more.
●	High performance native Apple APIs. Jamf creatively utilizes extensive APIs from published Apple technologies. Using native Apple APIs also allows us to be ready instantly with each new Apple operating system as Apple preserves forward-moving compatibility of their native APIs. We have filed a patent application for this innovative solution.
●	Enterprise self-service. Jamf’s value is more than simply retaining the legendary Apple user experience as devices are deployed throughout the enterprise. We believe Jamf actually improves upon the Apple experience with a simple-to-use enterprise self-service solution. This application enables IT to empower end-users with a privately brandable application that allows users to install approved apps or perform complex tasks with a single mouse click from a personalized enterprise catalog. Jamf’s self-service app empowers users to setup resources, update configurations, apply policies and troubleshoot common issues with a single click. The self-service app taps into Jamf’s underlying technologies, allowing end-users to simply and quickly solve their own problems without submitting an IT ticket.

Sales and Marketing

Sales

We have a global, multi-faceted go-to-market approach that allows us to efficiently sell to and serve the needs of organizations of varying sizes. By offering a range of products and routes to the market, including through a direct sales force, online and indirectly via our channel partners (including Apple), we can serve many types of organizations across the world.

Our direct sales force services larger organizations and those with more complex requirements. The direct sales organization is divided into inside and outside sales teams, organized by customer size, and is further segmented with teams focused on acquiring new logos or growing spend in our existing customer base. Our direct sales force is supported by sales development representatives that provide qualified leads as well as other technical resources.

To complement our direct sales teams, we have a large network of over 200 channel partners globally that resell our products located across the world. These channel partners provide us with expanded market coverage and an efficient way to reach smaller or emerging geographies, providing us with additional sales capacity and the ability to be present in more global markets. Approximately 55% of our bookings were facilitated via our channel partners for the year ended December 31, 2020.

One of our notable channel partners is Apple, which, as a channel partner, facilitated approximately 7% of our bookings for the year ended December 31, 2020. Apple education became a Jamf channel partner in 2011, and resells Jamf to K-12 and higher education organizations within the United States. In 2012, Apple expanded its channel relationship by offering Jamf products to businesses through Apple retail, which includes their stores in the U.S. and sales teams that are focused on SMBs. In 2014, we became a member of Apple’s Mobility Partner Program that focuses on solution development and effective go-to-market activities. We work closely with these various Apple teams across both sales and marketing to develop close relationships and expand our customer base.

For smaller businesses or those with less complex requirements, we provide an online self-service e-commerce model that allows organizations to find products best suited for their needs. This provides an efficient way to introduce smaller organizations to Jamf, with an opportunity for the relationship to grow over time.

Our global, multi-faceted go-to-market approach combined with the ability for customers to easily trial our products has allowed us to build an efficient, high velocity sales model.

Marketing

A key ingredient to our sales effectiveness and efficiency is our marketing engine. Our global marketing team builds market awareness of Jamf, generates preference and demand for our products and enables our sales teams and channel partners to efficiently develop business with new and existing customers.

We focus our marketing strategy on building recognition of the Jamf brand through thought leadership and differentiated messaging that emphasizes the business value of our products. Our efforts include content marketing, social media, search engine optimization (“SEO”), events and public and analyst relations. We leverage this brand awareness to acquire new customers and cross-market our software solutions to our existing customer base through global campaigns that integrate digital, social, web, email, customer advocacy and field marketing tactics, such as regional customer/prospect conferences. To create maximum impact, these campaigns are created and adapted to serve all geographic regions and routes to market. We then accelerate prospects or customers through the buying journey by enabling our sales team and channel partners with a range of product/solution content, internal tools, such as ROI calculators, competitive intelligence and case studies. Finally, we capitalize on the voices of our highly satisfied and loyal customers using a variety of customer advocacy tactics including case studies and videos, software reviews, social amplification, references and referrals.

The Jamf brand further benefits from Jamf Nation, the world’s largest Apple IT online community. With over 100,000 members, Jamf Nation is our active community of Apple IT professionals, including Jamf customers and potential customers, who share ideas and solutions related to their Apple deployments. Jamf Nation’s large volume of user-generated content serves as a great source of organic search traffic, introducing prospective customers to the Jamf brand and Jamf products. Complementing Jamf Nation, we host JNUC, the world’s largest enterprise Apple IT administrator conference. With thousands of attendees, publicly streamed keynotes and over 100 customer and Jamf-led sessions, we further tap into the power of our passionate customer base and garner significant market attention as the leader in our space.

Customers

As of December 31, 2020, we had more than 47,000 customers, over 21,000 of which became customers in the last two years, across more than 100 countries and territories. As of December 31, 2020, our customers include 8 of the largest 10 Fortune 500 companies, 7 of the top 10 Fortune 500 technology companies, 23 of the 25 most valuable brands (according to the Forbes Most Valuable Brand rankings), 10 of the 10 largest U.S. banks (based on total assets according to bankrate.com), 10 of the 10 top global universities (according to U.S. News and World Report), 7 of the 10 largest U.S. school districts (according to Niche), 8 of the 10 most prestigious consulting firms (according to Vault), 7 of the 10 largest U.S. retailers (according to the National Retail Federation), 15 of the 20 top U.S. hospitals (according to U.S. News and World Report), 8 of the top 10 global apparel companies (according to BizVibe), 8 of the 10 top U.S. media companies (according to Fortune) and 3 of the 3 “Leaders” in the Magic Quadrant for UEM, as ranked by Gartner. Our customer base is highly diversified, with no single end customer accounting for more than 1% of annual revenue. We have a highly satisfied customer base, as evidenced by our Net Promoter Score that significantly exceeds industry averages.

Customer Success

We believe that the value generated by the adoption of our products is strengthened by our strong dedication to ensuring customer success and developing long-term relationships, as demonstrated by our Net Promoter Score that significantly exceeds industry averages.

Our services department helps educate, support and engage our customers to ensure their success with our software. We provide expertise to our customer base both virtually and onsite. We offer implementation services to encourage faster adoption of our products, and onsite instructor-led training courses for customers that have adopted our products. As part of this training, customers can obtain intermediate to expert-level certifications. We also offer consultative services specific to customer needs with both in-house professional service engineers and a vast array of integration partners who deliver services worldwide. Additionally, we offer consulting services specific for customers’ need to ensure rapid adoption of our products. These services are provided by in-house professional service engineers and we utilize a vast array of integration partners that deliver services worldwide.

Our technical support department consists of a four-tier technical support model. The department is strategically located in five countries around the world. We offer 24/7 premium support for customers who have more complex environments or require more comprehensive support. We maintain a robust and up-to-date knowledge base and online technical documentation resource base for our customers, along with an online training catalog with hundreds of video-based training modules aimed at helping them better understand and use our products. We strive to provide the best possible support for our customers and maintained a high customer satisfaction score over 9.6 out of 10 in 2020 based on our surveys.

We value customer engagement and have a dedicated team of customer success professionals who work within three tiers of engagement models to proactively drive adoption, foster communication and ensure the success of our products. We offer success planning exercises for our high-tier enterprise customers, and all customers benefit from our health scoring algorithm that uses multiple factors of product usage and company engagement to determine how we can best support their needs.

It is important to us that our customers have the resources they need to succeed with Apple, and customers are encouraged to connect and engage with the larger community of Apple administrators. This is best evidenced by Jamf Nation. Complementing our world-class technical support, this active, grassroots community serves as a highly-qualified and efficient crowd-sourced Q&A engine for anyone with questions about Apple and Jamf deployments. Jamf Nation members come together to gain insight, share best practices, vet ideas with fellow administrators and submit product feature requests. We intend to continue investing in these relationships and ensure that our Jamf Nation community remains a vibrant forum for discussion and problem-solving for our customers.

Research and Development

Our research and development department is focused on enhancing our existing products and developing new products to maintain and extend our leadership position. Our department is built around small teams who practice agile development methodologies that enable us to innovate at a rapid pace and at scale on a global basis. The teams are organized to support our mission of helping organizations succeed with Apple and ensuring that we continue to deliver same-day support for Apple across our portfolio. In order to provide same day support for Apple, we deliberately schedule our annual efforts around Apple’s anticipated product release schedules and we reserve engineering capacity accordingly. This nimble approach enables us to successfully support the Apple enterprise by staying current on Apple releases and delivering differentiated solutions, many of which form the core of our intellectual property portfolio. Approximately 22% of our global employee base is dedicated to research and development. Our research and development teams are organized into teams that are focused by product and based principally in Minneapolis, MN, Eau Claire, WI and Katowice, Poland.

Intellectual Property

We rely on a combination of patent, copyright, trademark, trade dress and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property and proprietary rights. These laws, procedures and restrictions provide only limited protection. As of December 31, 2020, we owned seven issued U.S. patents and twelve issued patents in foreign jurisdictions. Excluding any patent term adjustments or patent term extensions, our issued U.S. patents will expire between 2034 and 2040. We cannot be assured that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow the scope of the claims sought. Our issued patents, and any future patents issued to us, may be challenged, invalidated or circumvented, may not provide sufficiently broad protection and may not prove to be enforceable in actions against alleged infringers.

We have registered “Jamf” and the “Jamf” logo as trademarks in the United States and other jurisdictions. We have also registered numerous Internet domain names related to our business.

We enter into agreements with our employees, contractors, customers, partners and other parties with which we do business to limit access to and disclosure of our technology and other proprietary information. We cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying or the reverse engineering of our technology and other proprietary information, including by third parties who may use our technology or other proprietary information to develop products and services that compete with ours. Moreover, others may independently develop technologies that are competitive with ours or that infringe on, misappropriate or otherwise violate our intellectual property and proprietary rights, and policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming and may not be successful, even when our rights have been infringed, misappropriated or otherwise violated.

Furthermore, effective patent, copyright, trademark, trade dress and trade secret protection may not be available in every country in which our products are available, as the laws of some countries do not protect intellectual property and proprietary rights to as great an extent as the laws of the United States. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property and proprietary rights are uncertain and still evolving.

Companies in the software industry or non-practicing entities may own large numbers of patents, copyrights, trademarks and other intellectual property and proprietary rights, and these companies and entities have and may in the future request license agreements, threaten litigation or file suit against us based on allegations of infringement, misappropriation or other violations of their intellectual property and proprietary rights.

See “Risk Factors — Risks Relating to Our Business” for a more comprehensive description of risks related to our intellectual property.

Competition

Our competition is generally comprised of large cross-platform enterprise providers and early stage providers of Apple enterprise solutions. Large enterprise providers, such as VMWare, Microsoft and IBM typically compete with us on one particular solution (e.g. device management, identity or endpoint-security) intended for cross-platform use and not specialized for Apple. Given Jamf’s success, a number of early-stage companies are following our approach to deliver on an Apple ecosystem vision. While the latter category of competitors are Apple-focused, they are still single-product companies and none have grown to a meaningful scale to be considered material competitors.

Key competitive factors in our market include:

●	user experience;
●	breadth of product offerings;

●	IT efficiency;
●	total cost of ownership;
●	reliability and performance of solutions;
●	turnkey product capabilities;
●	interoperability with other software solutions;
●	speed, compatibility and feature support of new operating systems;
●	quality and availability of global service and support; and
●	brand awareness, reputation and influence among IT professionals.

We believe that we compete favorably on these factors.

Human Capital Resources

Jamf is a culmination of passionate, committed and bright people who shape our culture and live our core values of Selflessness and Relentless Self-Improvement. We do not say we are the best, but we strive to be the best — for our customers, our employees and our communities. Our leaders encourage autonomy, exploration and innovation with spirit and enthusiasm. Through transparency, openness and humility, we embrace the opportunity to challenge ourselves. We are a group of curious self-starters who thrive on taking initiative and are excited by global impact. Our employees enjoy the freedom to be themselves and work how they work best. As of December 31, 2020, our voluntary retention rate for employees was 96%. Additionally, in our annual employee engagement survey conducted in September, 96% of over 1,200 employees responding agreed that they would recommend Jamf as a great place to work. Furthermore, in December 2020, Jamf was certified by Great Place to Work®, a global leader in workplace culture, as a “Great Place to Work®,” with 96% of employees saying Jamf is a great place to work.

We can only be our best selves when given the freedom to be ourselves. To that end, we believe it is important that we create a safe space where everyone is able to express their unique needs to propel Jamf to be a global leader of equality and fairness in the workplace. Our employee-led Inclusion & Diversity Global Steering Committee’s goal is to help others feel empowered for safe and authentic expression, to lead the projects, events and groups that they are passionate about, and take action on issues related to inclusion and diversity at Jamf. Our Employee Resource Groups, Womxn@Jamf, Accessibility@Jamf, The Shades of Jamf and PROUD@Jamf, provide a safe space for empowerment and cultural education. As of and for the year ended December 31, 2020, based on employees who chose to identify their gender, approximately 31.4% of our workforce and 41.9% of new hires were women.

As of December 31, 2020, we had 1,496 employees, of which 1,091 were employed in the United States and 405 were employed outside of the United States. We have high employee engagement and consider our current relationship with our employees to be good. In certain countries in which we operate we are subject to, and comply with, local labor law requirements, which automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages.

In response to the COVID-19 pandemic, we have implemented a number of measures designed to protect the health and safety of our workforce. We instituted a global work-from-home policy and invested in a new home office setup for all our employees. Since the beginning of the pandemic, we have onboarded the majority of our new employees remotely. Other measures include restrictions on business travel, the implementation of strategies for workplace safety at our facilities that remain open, new operating guidelines for our offices based on local conditions, and additional wellness benefits for employees.

Government Regulation

We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and data protection, intellectual property, advertising, marketing, health and safety, competition, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions, and securities law compliance. Our business may also be affected by the adoption of any new or existing laws or regulations or changes in laws or regulations that adversely affect our business. Many relevant laws and regulations are still evolving and may be interpreted, applied, created or amended in a manner that could harm our business, and new laws and regulations may be enacted, including in connection with the restriction or prohibition of certain content or business activities.

We receive, process, store, use and share data, some of which contains personal information. We are therefore subject to U.S. federal, state, local and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure and protection of personal information and other data from users, employees or business partners, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”). These laws expand the rights of individuals to control how their personal data is processed, collected, used and shared create new regulatory and operational requirements for processing personal data, increase requirements for security and confidentiality and provide for significant penalties for non-compliance. There are also a number of legislative proposals recently enacted or pending before the U.S. Congress, various state legislatures and foreign governments concerning content regulation and data protection that could affect us. These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply.

The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in the “Risk Factors” section of this Annual Report on Form 10-K for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have a material adverse effect on our business.

Corporate Information

Jamf was founded in 2002. We were incorporated in 2017 as Juno Topco, Inc., a Delaware corporation, in connection with Vista Equity Partners’ (“Vista”) acquisition of Jamf. Effective June 25, 2020, the name of our company was changed to Jamf Holding Corp. Our principal executive offices are located at 100 Washington Ave S, Suite 1100, Minneapolis, MN. Our telephone number is (612) 605-6625. Our website address is www.jamf.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K or in deciding whether to purchase our common stock. We are a holding company, and all of our business operations are conducted through our subsidiaries.

This Annual Report on Form 10-K includes our trademarks and service marks, such as “Jamf,” which are protected under applicable intellectual property laws and are our property. This Annual Report on Form 10-K also contains trademarks, service marks, trade names and copyrights of other companies, such as “Amazon,” “Apple” and “Microsoft,” which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

Available Information

We make available, free of charge through our investor relations website (ir.jamf.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, together with the financial and other information contained in this Annual Report on Form 10-K, before you decide to purchase shares of our common stock. If any of the following risks actually occur, or if any additional risks not presently known to us or that we have currently deemed immaterial occur, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Associated with Our Business, Operations and Industry

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

In response to disruptions caused by the COVID-19 pandemic, we have implemented a number of measures designed to protect the health and safety of our workforce. These measures include restrictions on business travel, the institution of a global work-from-home policy for all our employees, the implementation of strategies for workplace safety at our facilities that remain open, new operating guidelines for our offices based on local conditions, and additional wellness benefits for employees. We are following the guidance from public health officials and government agencies, including implementation of enhanced cleaning measures, social distancing guidelines and wearing of masks. We will continue to incur increased costs for our operations during this pandemic that are difficult to predict with certainty. As a result, our business, results of operations, cash flows or financial condition could be affected by continued COVID-19 disruptions. There is no assurance the measures we have taken or may take in the future will be successful in managing the uncertainties caused by COVID-19.

While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. In addition, at home technology infrastructure may not perform as well as the infrastructure available at our office workplaces. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential customers, cancellation and inability to participate in conferences and other industry events that lead to sales generation, longer time periods to review and approve work product and a corresponding reduction in innovation, longer time to respond to platform performance issues, or other decreases in productivity that could seriously harm our business. Significant management time and resources may be diverted from our ordinary business operations in order to develop, implement and manage workplace safety strategies and conditions as we attempt to return to office workplaces. As we prepare to return our workforce to office workplaces in the future, we may experience increased costs as we prepare our facilities for a safe return to work environment and experiment with hybrid work models, in addition to potential effects on our ability to compete effectively and maintain our corporate culture.

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

The COVID-19 pandemic has also significantly increased economic and demand uncertainty globally, as well as increased levels of unemployment. As a result, the COVID-19 pandemic has caused a widespread economic slowdown and a recession in many countries worldwide, including the United States. This economic uncertainty of the COVID-19 pandemic has led to a general decrease in consumer spending and decrease in consumer confidence. Our revenue, results of operations and cash flows depend on the overall demand for our platform. Concerns about the systemic impact of economic contraction (in the United States or internationally), geopolitical issues or the availability and cost of credit have led to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT spending by our existing and prospective customers. Some of our customers have experienced and may continue to experience financial hardships that, to date, have resulted in minimal instances of delayed or uncollectible payments, though this could increase in the future. To add to the uncertainty, it is unclear when an economic recovery could start and what a recovery will look like after this unprecedented shutdown of the economy. In particular, SMBs are typically more susceptible to the adverse effects of economic fluctuations, including as a result of COVID-19. All of these factors could have a negative impact on our revenue, cash flows and results of operations.

The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and hard to predict and depends on events beyond our knowledge or control. These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our reputation, product sales, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Because our products focus exclusively on Apple, potential customer dissatisfaction with Apple, other negative events affecting Apple services and devices or failure of enterprises to adopt Apple products could have a negative effect on our results of operations.

Our products are solely available for Apple devices. Because of this, our customers’ satisfaction with our software and products is dependent in part upon their perceptions and satisfaction with Apple. Customer dissatisfaction with Apple could be attributed to us, impact our relationships with customers and/or result in the loss of customers across all of our products if any of our customers chose to discontinue or reduce their use of Apple devices. For example, any incident broadly affecting the interaction of Apple devices with necessary Apple services (e.g., iCloud or Apple push notifications), including any delays or interruptions in such Apple services, could negatively affect our products and solutions. Similarly, any cyber-security events affecting Apple devices could result in a disruption to Apple services, regulatory investigations, reputational damage and a loss of sales and customers for Apple. A prolonged disruption, cyber-security event or any other negative event affecting Apple could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, expose us to liability and cause us to lose customers or otherwise harm our business, financial condition and results of operations. In addition, since all of our products and solutions are solely available on Apple devices, in the event of a prolonged disruption affecting Apple devices, we may not be able to provide our software to our customers. We may also incur significant costs for taking actions in preparation for, or in reaction to, events that damage Apple devices used by our customers.

Overall, Apple’s reputation and consumers’ views of Apple products could change if other technology companies release products that compete with Apple devices that customers view more favorably. For example, other technology companies could introduce new technology or devices that reduce demand for Apple devices. Our financial results could also be harmed if customers choose non-Apple products based on cost, availability, user experience, functionality or other factors. The market for Apple products may not continue to grow, or may grow more slowly than we expect. As a result, enterprise adoption of Apple products may be slower than anticipated. Moreover, many enterprises use technology platforms other than Apple, and have used other technologies for a long time. While this creates significant market opportunity for these enterprises to adopt Apple technology, we cannot be certain that enterprises will adopt Apple technology. There are many factors underlying an enterprise’s adoption of new technology, including cost, time and knowledge required to implement such technology, data transfer, compatibility with existing technology, familiarity with and institutional loyalty to technology other than Apple, among other factors. If these enterprise users do not continue to adopt Apple technologies at recent historical rates and the rates that we anticipate, our revenue growth will be adversely affected, there will be adverse consequences to our results of operations and will reduce the number of potential new Jamf customers. See also “— Certain estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate.” Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Changes in features and functionality by Apple could cause us to make short-term changes in engineering focus or product development or otherwise impair our product development efforts or strategy, increase our costs, and harm our business.

Our products depend on interoperability with Apple OSs and cloud services, including interoperability at the moment of each new Apple release. Apple does not typically preview its technology with us or other partners and, as such, we do not receive advanced notice of changes in features and functionality of Apple technologies with which our products need to interoperate. In addition, unforeseen events (such as discovery of vulnerabilities and release of patches) may constrain our ability to respond in a timely manner. In any such events, we may be forced to divert resources from our preexisting product roadmap in order to accommodate these changes. As a result of having a short time to implement and test changes to our products to accommodate these new features, there is an increased risk of product defects. The frequency and complexity of new Apple features and updates may make it difficult for us to continue to support new releases in a timely manner. In addition, if we fail to enable IT departments to support operating system upgrades upon release, our business and reputation could suffer. This could disrupt our product roadmap and cause us to delay introduction of planned solutions, features and functionality, which could harm our business.

We rely on open standards for many integrations between our products and third-party applications that our customers utilize, and in other instances on such third parties making available the necessary tools for us to create interoperability with their applications. If application providers were to move away from open standards, or if a critical, widely-utilized application provider were to adopt proprietary integration standards and not make them available for the purposes of facilitating interoperability with our products, the utility of our products for our customers would be decreased. Furthermore, some of the features and functionality in our products require interoperability with operating system APIs. We also offer a robust catalog of APIs that our developer partners utilize to build integrations and solutions that are made available in our Jamf Marketplace to enhance features and functionality of our products. If operating system providers decide to restrict our access to their APIs, or if our developer partners cease to build integrations and solutions for our Jamf Marketplace, that functionality would be lost and our business could be impaired.

Changes in our continued relationship with Apple may have an impact on our success.

We have a broad relationship with Apple that covers all aspects of our business. We have always worked closely with Apple’s worldwide developer relations organization in an effort to support all new Apple innovations the moment the hardware or software is released. Apple and Jamf personnel frequently join forces to influence and collaborate as we work with customers. We also have several direct contractual relationships with Apple that span all enterprise devices across the Apple ecosystem, including Mac, iPad, iPhone and Apple TV. Additionally, Apple is a significant reseller of Jamf products, particularly in education. These contractual relationships can be terminated by Apple at any time with limited advance notice to us. If we fail to maintain our current relationship and contracts with Apple, our ability to compete and grow our business may be materially impacted. For example, we may not be able to continue to support new Apple innovations and releases at the moment the hardware and software are released. If our relationship with Apple changes, it could become more difficult to integrate our products with Apple and could reduce or eliminate the sales we expect from Apple as a reseller. As a result, if we fail to maintain our current relationship with Apple, our business, financial condition and results of operation could be adversely affected.

We are not party to any exclusive agreements or arrangements with Apple.

We are not party to any exclusive agreements or arrangements with Apple. Accordingly, while we believe our market opportunity expands as organizations increasingly adopt Apple technologies, the continued success and growth of our business is ultimately dependent upon our ability to compete effectively by reaching new customers, cross-selling to existing customers and maintaining our position as the standard for Apple in the enterprise. As a result, even if organizations’ adoption of Apple technologies continues to increase, if we are not able to compete successfully, our business, results of operations and financial condition could be adversely affected. See “— If we fail to maintain, enhance or protect our brand, our ability to expand our customer base will be impaired and our business, financial condition and results of operations may suffer” and “— We are in a highly competitive market, and competitive pressures from existing and new companies, including as a result of consolidation in our market, may harm our business revenues, growth rates and market share.”

We rely, in part, on channel partners for the sale and distribution of our products and, in some instances, for the support of our products. A loss of certain channel partners, a decrease in revenues from certain of these channel partners or any failure in our channel strategy could adversely affect our business.

We rely on channel partners for the sale and distribution of a substantial portion of our products. For the year ended December 31, 2020, approximately 55% of our bookings were through channel partners. We anticipate that we will continue to depend on relationships with third parties, such as our channel partners and system integrators, to sell, market and deploy our products. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to channel partners and other third parties to favor their products or services over subscriptions to our products and a substantial number of our agreements with channel partners are non-exclusive such that those channel partners may offer customers the products of several different companies, including products that compete with ours. Our channel partners may cease marketing or reselling our products with limited or no notice and without penalty and during the COVID-19 pandemic may elect to limit the number of products they bring to market overall. If our channel partners do not effectively sell, market or deploy our products, choose to promote our competitors’ products or otherwise fail to meet the needs of our customers, our ability to grow our business and sell our products may be adversely affected. In addition, acquisitions of such partners by our competitors could result in a decrease in the number of our current and potential customers, as these partners may no longer facilitate the adoption of our applications by potential customers. Further, some of our partners are or may become competitive with certain of our products and may elect to no longer integrate with our products. If we are unsuccessful in establishing or maintaining our channel partners and system integrators, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer.

In addition, our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host our software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. These partnerships may require us to adhere to outside policies, which may be administratively challenging and could result in a decrease in our ability to complete sales. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate.

Although technical problems experienced by users may not be caused by our products, our business and reputation may be harmed if users perceive our products as the cause of a device failure.

The ability of our products to operate effectively can be negatively impacted by many different elements unrelated to our products. For example, a user’s experience may suffer from an incorrect setting made by his or her IT administrator on his or her device using our software, an issue relating to his or her employer’s corporate network or an issue relating to an underlying operating system, none of which we control. Even though technical problems experienced by users may not be caused by our products, users often perceive the underlying cause to be a result of poor performance of our products. This perception, even if incorrect, could harm our business and reputation.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new products or material enhancements to our current products, or if we do not use those investments efficiently, our business and results of operations would be harmed.

A key element of our strategy is to invest significantly in our research and development efforts to develop new products and enhance our existing products to address additional applications and markets. For the year ended December 31, 2020, our research and development expense was approximately 19% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, rendering us unable to recover substantial costs associated with the development of such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, it would harm our business and results of operations.

If we are unable to attract new customers, retain our current customers or sell additional functionality and services to our existing customers, our revenue growth will be adversely affected.

To increase our revenue, we must continue to attract new customers and increase sales to existing customers. As our market matures, product and service offerings evolve and competitors introduce lower cost or differentiated products or services that are perceived to compete with our products, our ability to sell our products could be adversely affected. Similarly, our sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products or if they prefer to purchase other products that are bundled with products offered by Apple or by other companies, including our partners, that operate in adjacent markets and compete with our products. In addition, if COVID-19 impacts customer buying decisions and budgets, our ability to sell our products to new customers, or retain customers at current volumes, could be adversely affected. As a result of these and other factors, we may be unable to attract new customers or increase sales to existing customers, which could have an adverse effect on our business, revenue, gross margins and other operating results, and accordingly, on the trading price of our common stock.

We must also continually increase the depth and breadth of deployments of our products with our existing customers. While customers may initially purchase a relatively modest number of subscriptions or licenses, it is important to our revenue growth that they later expand the use of our software on substantially more devices or for more users throughout their business. We also need to upsell, or sell additional products, to the same customer in order to increase our revenues. Our ability to retain our customers and increase the amount of subscriptions or support and maintenance contracts our customers purchase could be impaired for a variety of reasons, including customer reaction to changes in the pricing of our products, competing priorities in IT budgets, or the other risks described herein. As a result, we may be unable to renew our subscriptions with existing customers or attract new business from existing customers, which would have an adverse effect on our business, revenue, gross margins and other operating results, and accordingly, on the trading price of our common stock.

In addition, our ability to sell additional functionality to our existing customers may require more sophisticated and costly sales efforts, especially as we target larger enterprises and more senior management who make these purchasing decisions, such as CIOs and CISOs and line-of-business leaders. Similarly, the rate at which our customers purchase additional products from us depends on a number of factors, including general economic conditions and the pricing of additional product functionality. If our efforts to sell additional functionality to our customers are not successful, our business and growth prospects would suffer.

Our customers have no obligation to renew their subscriptions or support for our products after the expiration of the terms thereof. Our contracts are typically one year in duration. In addition, certain of our customers are able to terminate their contracts with us for any or no reason. In order for us to maintain or improve our results of operations, it is important that our customers maintain their subscriptions and renew their subscriptions with us on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our customer base, in terms of size, industry and geography. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our products, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies and general economic conditions. If our customers do not renew their subscriptions or licenses for our products, or if they reduce their subscription amounts at the time of renewal, our revenue and other results of operations will decline and our business will suffer. If our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts, or investors, the trading price of our common stock would likely decline.

Certain estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate.

This Annual Report on Form 10-K includes our internal estimates of the addressable market for our products. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the current COVID-19 pandemic. The estimates and forecasts in this Annual Report on Form 10-K relating to the size and expected growth of our target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, our estimates regarding our current and projected market opportunity are difficult to predict. The addressable market we estimate may not materialize for many years, if ever, and even if the markets in which we compete meet the size estimates and growth forecasted in this Annual Report on Form 10-K, our business could fail to grow at similar rates, if at all.

We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.

We have experienced significant revenue growth in recent periods. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We have also experienced significant growth in our customer adoption and have expanded and intend to continue to expand our operations, including our domestic and international employee headcount. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:

●	price our products effectively so that we are able to attract and retain customers without compromising our profitability;
●	maintain and grow our Jamf Nation community support network to support growth in existing products and new products;
●	attract new customers, successfully deploy and implement our products, upsell or otherwise increase our existing customers’ use of our products, obtain customer renewals and provide our customers with excellent customer support;

●	increase our network of channel partners;
●	adequately expand, train, integrate and retain our sales force and other new employees, and maintain or increase our sales force’s productivity;
●	enhance our information, training and communication systems to ensure that our employees are well-coordinated and can effectively communicate with each other and customers;
●	improve our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results;
●	successfully identify and enter into agreements with suitable acquisition targets, integrate any acquisitions and acquired technologies into our existing products or use them to develop new products;
●	successfully introduce new products, enhance existing products and address new use cases;
●	successfully introduce our products to new markets outside of the United States;
●	successfully compete against larger companies and new market entrants; and
●	increase awareness of our brand on a global basis.

We may not successfully accomplish any of these objectives and, in particular, COVID-19 may impact our ability to successfully accomplish any of the above, and as a result, it is difficult for us to forecast our future results of operations. Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent periods or decline for any number of reasons, including those outlined above. We also expect our operating expenses to increase in future periods, particularly as we continue to invest in research and development and technology infrastructure, expand our operations globally, develop new products and enhancements for existing products and as we begin to operate as a public company. If our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability. In addition, the additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and profitability.

As we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our customer base continues to grow, we will need to expand our account management, customer service and other personnel and our network of channel partners and system integrators to provide personalized account management and customer service. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be adversely affected.

We derive a substantial portion of our revenue from one product.

For the year ended December 31, 2020, sales of subscriptions to our Jamf Pro product accounted for approximately 78% of our total revenue. We expect these subscriptions to account for a large portion of our total revenue for the foreseeable future. As a result, our operating results could suffer due to:

●	any decline in demand for this product;
●	the failure of our other products to achieve market acceptance;
●	the market for Apple products not continuing to grow, or growing more slowly than we expect, and enterprise adoption of Apple products being slower than anticipated;

●	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our products;
●	the introduction of products and technologies that could serve as a replacement or substitute for our products that are offered with more limited functionality or are less advanced than our products, but are offered at a lower price point;
●	technological innovations or new standards that our products do not address;
●	sensitivity to current or future prices offered by us or our competitors; and
●	our inability to release enhanced versions of our products on a timely basis.

Our inability to renew or increase sales of subscriptions to our products or market and sell additional products and functionality, or a decline in prices of our platform subscription levels, would harm our business and operating results more seriously than if we derived significant revenue from a variety of products. In addition, if the market for our products grows more slowly than anticipated, or if demand for our products does not grow as quickly as anticipated, whether as a result of competition, pricing sensitivities, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our customers or other factors, our business, results of operations and financial condition would be adversely affected.

If we are not able to scale our business and manage our expenses, our operating results may suffer.

We have expanded specific functions over time in order to scale efficiently, to improve our cost structure and help scale our business. Our need to scale our business has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. Our ability to manage our operations will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems, including investments in automation. Further, we expect to continue to expand our business globally. International expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If our operations, infrastructure and business processes fail to keep pace with our business and customer requirements, customers may experience disruptions in service or support or we may not scale the business efficiently, which could adversely affect our reputation and adversely affect our revenues. There is no guarantee that we will be able to continue to develop and expand our infrastructure and business processes at the pace necessary to scale the business, and our failure to do so may have an adverse effect on our business. If we fail to efficiently expand our engineering, operations, customer support, professional services, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we planned or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

We may need to change our pricing models to compete successfully.

The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable than ours, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our offerings. In addition, some of our competitors offer free or significantly discounted product offerings to our customers in order to incentivize switching from our products to such competitor’s products, or to otherwise enter the Apple ecosystem. This may require us to offer discounts or other incentives to keep such customers, and we may not be able to match free product offerings or significant discounts offered by these competitors. This may result in customers choosing such competitor’s products instead of ours. We also must determine the appropriate price of our offerings and services to enable us to compete effectively internationally. Our prices may also change because of discounts, a change in our mix of products toward subscription, enterprise-wide licensing arrangements, bundling of products, features and functionality by us or our competitors, potential changes in our pricing, anticipation of the introduction of new products or promotional programs for customers or channel partners. In response to COVID-19, we may be required to offer deeply discounted pricing, adopt new pricing models and offer extended payment terms in order to attract new and retain existing customers, which could have a material adverse impact on our liquidity and financial condition.

Any broad-based change to our prices and pricing policies could cause our revenue to decline or be delayed as our sales force implements and our customers adjust to new pricing policies. We or our competitors may bundle products for promotional purposes or as a long-term go-to-market or pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our products. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our revenue could decrease.

Disruptions, capacity limitations or interference with our use of the data centers operated by third-party providers that host our cloud services, including AWS, could result in delays or outages of our cloud service and harm our business.

We currently host our cloud service from third-party data center facilities operated by AWS from several global locations. Any damage to, failure of or interference with our cloud service that is hosted by AWS, or by third-party providers we may utilize in the future, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of our or our customers’ data. While the third-party data centers host the server infrastructure, we manage the cloud services through our site reliability engineering team, and we need to support version control, changes in cloud software parameters and the evolution of our products, all in a multi-OS environment. As we utilize third-party data centers, we may move or transfer our data and our customers’ data from one region to another. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Many of our customer agreements contain contractual service level commitments to maintain uptime of at least 99.9% for our cloud services, and if we, AWS, or any other third-party data center facilities that we may utilize fail to meet these service level commitments, we may have to issue credits to these customers, which could adversely affect our operations. Impairment of, or interruptions in, our cloud services may reduce our subscription revenues, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our subscription renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable. Additionally, any limitation of the capacity of our third-party data centers could impede our ability to scale, onboard new customers or expand the usage of existing customers, which could adversely affect our business, financial condition and results of operations.

We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to cyberattacks, computer viruses, disabling devices, break-ins, sabotage, intentional criminal acts, acts of vandalism and similar misconduct and to adverse events caused by operator error. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, war or other act of malfeasance, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in our service and the loss of customer data and business. We may also incur significant costs for using alternative equipment or facilities or taking other actions in preparation for, or in reaction to, any such events.

In the event that any of our agreements with our third-party service providers are terminated, there is a lapse or elimination of any services or features that we utilize or there is an interruption of connectivity or damage to facilities, whether due to actions outside of our control or otherwise, we could experience interruptions or delays in customer access to our platform and incur significant expense in developing, identifying, obtaining and/or integrating replacement services, which may not be available on commercially reasonable terms or at all, and which would adversely affect our business, financial condition and results of operations.

We provide service-level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or face subscription termination with refunds of prepaid amounts, which would lower our revenue and harm our business, results of operations and financial condition.

Many of our subscription agreements contain service-level commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and delivery requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with service credits, which could significantly affect our revenue in the periods in which the uptime or delivery failure occurs and the credits are applied. We could also face subscription terminations, which could significantly affect both our current and future revenue. Any service-level failures could also damage our reputation, which could also adversely affect our business and results of operations.

If we fail to maintain, enhance or protect our brand, our ability to expand our customer base will be impaired and our business, financial condition and results of operations may suffer.

We believe that maintaining, enhancing and protecting the Jamf brand, including Jamf Nation, is important to support the marketing and sale of our existing and future products to new customers and expand sales of our products to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining, enhancing and protecting our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, our ability to successfully differentiate our products and product capabilities from competitive products and our ability to obtain, maintain, protect and enforce trademark and other intellectual property protection for our brand. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote, maintain or protect our brand, our business, financial condition and results of operations may suffer.

If we cannot maintain our corporate culture as we grow, our business may be harmed.

We believe that our corporate culture has been a critical component to our success and that our culture creates an environment that drives and perpetuates our overall business strategy. We have invested substantial time and resources in building our team and we expect to continue to hire aggressively as we expand both locally and internationally. As we grow and mature as a public company and grow internationally, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our business strategy.

If Jamf Nation does not continue to thrive as we grow and expand our business, or if content posted on Jamf Nation is inaccurate, incomplete or misleading, our business could be adversely affected.

Jamf Nation provides a critical support function for our products and solutions. We allow users of Jamf Nation to post content directly. While we monitor such posts, we cannot control what users post. As a result, we can provide no assurance that users of Jamf Nation will continue to provide support by responding to questions with respect to our existing products and solutions, or any new products and solutions we may develop as we grow and expand our business. Moreover, as we further expand our business into new geographies, we can provide no assurance that Jamf Nation users will provide support for any issues specific to those jurisdictions or in relevant languages. In addition, because we cannot control what users post, users may post content that may be inaccurate, incomplete or misleading, or that infringes, misappropriates or otherwise violates third-party intellectual property or proprietary rights. It may take us time to correct any inaccuracies or remove such posts, and we can provide no assurance that we will successfully correct or remove all posts that are inaccurate or that allege to infringe, violate or misappropriate third-party intellectual property or proprietary rights. As a result, customers relying on Jamf Nation for support for our products and solutions may suffer harm if the advice in a post is inaccurate, does not provide a thorough explanation or is inconsistent with our best practices or intended use of our products, which could in turn damage our reputation and cause customers to lose faith in

Jamf Nation. Any of these factors could adversely affect our reputation and/or confidence in Jamf Nation and could have a material adverse effect on our business, results of operations and financial condition.

If we fail to offer high-quality support, our business and reputation could suffer.

Our customers rely on our customer support personnel to resolve issues and realize the full benefits that our products provide. High-quality support is also important for the renewal and expansion of our subscriptions with existing customers. The importance of our support function will increase as we expand our business and pursue new customers. Many of our enterprise customers, particularly large enterprise customers, have complex networks and require high levels of focused support, including premium support offerings, to fully realize the benefits of our products. Any failure by us to maintain the expected level of support could reduce customer satisfaction and hurt our customer retention, particularly with respect to our large enterprise customers.

Furthermore, as we sell our products internationally, our support organization faces additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could materially harm our reputation, business, financial condition and results of operations, and adversely affect our ability to sell our products to existing and prospective customers. The importance of high-quality customer support will increase as we expand our business and pursue new customers.

Acquisitions and divestitures could harm our business and operating results.

We have acquired in the past, and plan to acquire in the future, other businesses, products or technologies. In February 2019, we acquired ZuluDesk, which has enhanced our Jamf School product, in July 2019, we acquired Digita Security LLC (“Digita”), which helped us to develop Jamf Protect, and in October 2020 we acquired The Mondada Group Pty Ltd (“Mondada”). In connection with the Digita acquisition, we have also agreed to an earn-out arrangement providing for up to $15 million payable to the seller in that transaction, subject to meeting certain conditions. To the extent we defer the payment of the purchase price for any acquisition or license through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. Acquisitions and divestures involve significant risks and uncertainties, which include:

●	disrupting our ongoing operations, diverting management from day-to-day responsibilities, increasing our expenses and adversely impacting our business, financial condition and operating results;
●	failure of an acquired business to further our business strategy;
●	uncertainties in achieving the expected benefits of an acquisition or disposition, including enhanced revenue, technology, human resources, cost savings, operating efficiencies and other synergies;
●	reducing cash available for operations, stock repurchase programs and other uses and resulting in potentially dilutive issuances of equity securities or the incurrence of debt;
●	incurring amortization expense related to identifiable intangible assets acquired that could impact our operating results;
●	difficulty integrating the operations, systems, technologies, products and personnel of acquired businesses effectively;
●	the need to provide transition services in connection with a disposition, which may result in the diversion of resources and focus;
●	difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors;

●	retaining and motivating key personnel from acquired companies;
●	declining employee morale and retention issues affecting employees of businesses that we acquire or dispose of, which may result from changes in compensation, or changes in management, reporting relationships, future prospects or the direction of the acquired or disposed business;
●	assuming the liabilities of an acquired business, including acquired litigation-related liabilities and regulatory compliance issues, and potential litigation or regulatory action arising from a proposed or completed acquisition;
●	lawsuits resulting from an acquisition or disposition;
●	maintaining good relationships with customers or business partners of an acquired business or our own customers as a result of any integration of operations;
●	unidentified issues not discovered during the diligence process, including issues with the acquired or divested business’s intellectual property, product quality, security, privacy practices, accounting practices, regulatory compliance or legal contingencies;
●	maintaining or establishing acceptable standards, controls, procedures or policies with respect to an acquired business;
●	risks relating to the challenges and costs of closing a transaction, including, for example, obtaining stockholders’ approval where applicable, including from a majority of the minority stockholders, tendering shares under terms of the cash tender offer where applicable and satisfaction of regulatory approvals, as well as completion of customary closing conditions for each transaction; and
●	the need to later divest acquired assets at a loss if an acquisition does not meet our expectations.

We may not be able to respond to rapid technological changes with new products and services offerings. If we fail to predict and respond rapidly to evolving technological trends and our customers’ changing needs, we may not be able to remain competitive.

Our market is characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-party products embodying new technologies and the emergence of new industry standards and Apple OSs and products could make our existing and future software products obsolete and unmarketable. We may not be able to develop updated products and services that keep pace with these and other technological developments that address the increasingly sophisticated needs of our customers or that meet new industry standards or interoperate with new or updated operating systems and hardware devices. We may also fail to adequately anticipate and prepare for the commercialization of emerging technologies and the development of new markets and applications for our technology and thereby fail to take advantage of new market opportunities or fall behind early movers in those markets. Our customers require that our products effectively identify and respond to these challenges on a timely basis without disrupting the performance of our customers’ IT systems or interrupting their operations. As a result, we must continually modify and improve our offerings in response to these changes on a timely basis. If we are unable to evolve our products in time to respond to and remain ahead of new technological developments, our ability to retain or increase market share and revenue in our markets could be materially adversely affected.

Our ability to expand sales of our products depends on several factors, including potential customer awareness of our products; the timely completion, introduction and market acceptance of enhancements to our products or new products that we may introduce; our ability to attract, retain and effectively train inside and field sales personnel; our ability to develop or maintain integrations with partners; the effectiveness of our marketing programs; and the costs of our products and the success of our competitors. If we are unsuccessful in developing and marketing our products, or if organizations do not perceive or value the benefits of our products, the market for our products might not continue to develop or might develop more slowly than we expect, either of which would harm our growth prospects and operating results.

In addition, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We believe that we must continue to dedicate significant resources to our research and development efforts, including significant resources to developing new products and product enhancements before knowing whether the market will accept them. Our new products and product enhancements could fail to attain sufficient market acceptance for many reasons, including:

●	delays in releasing new products or enhancements to the market;
●	the failure to accurately predict market or customer demands;
●	defects, errors or failures in the design or performance of our new products or product enhancements;
●	negative publicity about the performance or effectiveness of our products;
●	the introduction or anticipated introduction of competing products by our competitors; and
●	the perceived value of our products or enhancements relative to their cost.

Our competitors, particularly those with greater financial and operating resources, may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. With the introduction of new technologies, the evolution of our products and new market entrants, we expect competition to intensify in the future. For example, as we expand our focus into new use cases or other product offerings beyond Jamf Now, Jamf Pro, Jamf School, Jamf Connect and Jamf Protect, we expect competition to increase. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our products to achieve or maintain more widespread market acceptance.

We are in a highly competitive market, and competitive pressures from existing and new companies, including as a result of consolidation in our market, may harm our business, revenues, growth rates and market share.

Our products seek to serve multiple markets, and we are subject to competition from a wide and varied field of competitors. Some competitors, particularly new and early-stage companies and large cross-platform enterprise providers, could focus all of their energy and resources on one product line or use case and, as a result, any one competitor could develop a more successful product or service in a particular market, which could decrease our market share and harm our brand recognition and results of operation. In addition, some of our competitors may be able to leverage their relationships with customers based on an installed base of products or to incorporate functionality into existing products to gain business in a manner that discourages customers from including us in competitive bidding processes, evaluating and/or purchasing our products. They have done this in the past, and may in the future do this, by selling at zero or negative margins, through product bundling or through enterprise license deals. Some potential customers, especially Global 2000 Companies, have already made investments in, or may make investments in, substantial personnel and financial resources and established deep relationships with these much larger enterprise IT vendors, which may make them reluctant to evaluate our products or work with us regardless of product performance or features. Potential customers may prefer to purchase a broad suite of products from a single provider, or may prefer to purchase products from an existing supplier rather than a new supplier, regardless of performance or features.

With the recent increase in merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, we may face increased competitive pressures in the future as a result of industry consolidation. Strategic or financial buyers, including our existing competitors, could acquire one or more of our competitors and provide alternative products that compete more effectively against us. In addition, Apple could choose to develop competing technology, leverage its existing offerings and/or acquire one or more of our competitors and standardize those competing offerings for a particular Apple product line or use case, which could reduce or eliminate the utility of our products for that product line or use case. For example, Apple acquired Fleetsmith in 2020 and Apple’s business strategy with respect to the integration of Fleetsmith’s platform in Apple’s offerings is in its early stages. We believe this platform is primarily focused on the Mac and U.S.-based SMB customers and does not currently directly compete with our complete Apple Enterprise Management solutions. In the future, however, Apple could leverage this platform, whether through additional investment or the consolidation of other competitors of ours, to compete more directly with the scale and breadth of product offerings we provide. As a result of any such industry consolidation, our competitive position and our ability to retain or increase market share and revenue in our markets could be materially adversely affected.

For all of these reasons and others we cannot anticipate today, we may not be able to compete successfully against our current and future competitors, which could harm our business, results of operations and financial condition.

Adverse general and industry-specific economic and market conditions and reductions in IT spending may reduce demand for our products, which could harm our results of operations.

Our revenue, results of operations and cash flows depend on the overall demand for our products. Concerns about the systemic impact of economic contraction (in the United States or internationally), geopolitical issues or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT spending by our existing and prospective customers. Prolonged economic slowdowns may result in customers delaying or canceling IT projects, choosing to focus on in-house development efforts or seeking to lower their costs by requesting us to renegotiate existing contracts on less advantageous terms or defaulting on payments due on existing contracts or not renewing at the end of existing contract terms.

Our customers may merge with other entities who use alternatives to our products and, during weak economic times, there is an increased risk that one or more of our customers will file for bankruptcy protection, either of which may harm our revenue, profitability and results of operations. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. As a result, broadening or protracted extension of an economic downturn could harm our business, revenue, results of operations and cash flows.

We must attract and retain highly qualified personnel in order to execute our growth plan.

Competition for highly qualified personnel is intense, especially for experienced design and software development engineers and sales professionals. In recent years, recruiting, hiring and retaining employees with expertise in our industry and in the geographies where we operate has become increasingly difficult as the demand for software professionals, particularly in the geographies where we maintain our facilities, has increased as a result of the proliferation of SaaS companies requiring these talents. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. Furthermore, the COVID-19 pandemic may materially and adversely affect our ability to recruit and retain personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Also, some of our employees have become, or will soon become, vested in a substantial amount of equity awards, which may give them a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs could adversely affect our business, results of operations and financial condition.

The loss of key management personnel could harm our business.

We depend on the continued services of key management personnel, including our Chief Executive Officer, Dean Hager. We generally do not have fixed-term employment agreements with our employees, and, therefore, they could terminate their employment with us at any time without penalty. While we do enter into non-compete agreements with certain of our employees, they could pursue employment opportunities with other parties, including, potentially any of our competitors and there are no assurances that our non-compete agreements with any such key management personnel would be enforceable. Additionally, our non-compete periods expire, at which time key management personnel could work for any of our competitors. In addition, we do not maintain any key-person life insurance policies. The loss of key management personnel could harm our business.

Our customers face numerous competitive challenges, which may materially adversely affect their business and ours.

Our customers include enterprises in a broad range of industries, including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology and telecommunications. Factors adversely affecting our customers may also adversely affect us. These factors include:

●	recessionary periods in our customers’ markets, including the impact of COVID-19 on their budgets and financial condition;
●	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which may contribute to short product life cycles or shifts in our customers’ strategies;
●	regulation changes in our customers’ respective industries;
●	the inability of our customers to develop, market or gain commercial acceptance of their products, some of which are new and untested;
●	the potential that our customers’ products become commoditized or obsolete;
●	loss of business or a reduction in pricing power experienced by our customers;
●	the emergence of new business models or more popular products and shifting patterns of demand; and
●	a highly-competitive consumer products industry, which is often subject to shorter product lifecycles, shifting end-user preferences and higher revenue volatility.

If our customers are unsuccessful in addressing these competitive challenges, their businesses may be materially adversely affected, reducing the demand for our services or decreasing our revenues, each of which could adversely affect our ability to cover fixed costs and our gross profit margins and results of operations.

Our sales efforts require considerable time and expense.

The timing of our sales can be difficult to predict. We and our channel partners are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of our products. Customers often view the purchase of our products as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test and qualify our products prior to purchasing them. In particular, for customers in highly-regulated industries, the selection of a software provider is a critical business decision due to the sensitive nature of these customers’ data, which results in particularly extensive evaluation prior to the selection of information security vendors. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

●	the discretionary nature of purchasing and budget cycles and decisions;
●	impacts on customers’ business, cash flows and financial condition as a result of COVID-19;
●	lengthy purchasing approval processes;
●	the industries in which our customers operate;
●	the evaluation of competing products during the purchasing process;
●	time, complexity and expense involved in replacing existing products;
●	announcements or planned introductions of new products, features or functionality by our competitors or of new products or offerings by us; and
●	evolving functionality demands.

If our efforts in pursuing sales and customers are unsuccessful, or if our sales cycles lengthen, our revenue could be lower than expected, which would adversely affect our business, results of operations or financial condition.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.

Our ability to increase our customer base and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our direct sales force and engaging additional channel partners, both domestically and internationally. This expansion will require us to invest significant financial and other resources. Our business will be harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing direct sales personnel. We also may not achieve anticipated revenue growth from our channel partners if we are unable to attract and retain additional motivated channel partners, if any existing or future channel partners fail to successfully market, resell, implement or support our products for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support the products and products of these other providers. We may not achieve our anticipated revenue growth. We may also experience labor market competition in expanding our sales force, particularly if we expand to new geographies and/or sectors. Any of these factors could harm our business, results of operations and financial condition.

As we continue to pursue sales to new and existing enterprise customers, our sales cycle, forecasting processes and deployment processes may become more unpredictable and require greater time and expense.

Sales to new and existing enterprises involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations. As we seek to increase our sales to enterprise customers, we face more complex customer requirements, substantial upfront sales costs, less predictability and, in some cases, longer sales cycles than we do with smaller customers. With enterprises, the decision to subscribe to our products may require the approval of multiple management personnel and more technical personnel than would be typical of a smaller organization, and accordingly, sales to enterprises may require us to invest more time educating these potential customers. Purchases by larger enterprises are also frequently subject to budget constraints and unplanned administrative, processing and other delays, which are likely to extend given the impact of the COVID-19 pandemic, which means we may not be able to come to agreement on the subscription or payment terms with enterprises. Our ability to successfully sell our products to larger enterprises is also dependent upon the effectiveness of our sales force, including new sales personnel, who currently represent the majority of our sales force. In addition, if we are unable to increase sales of our products to larger enterprise customers while mitigating the risks associated with serving such customers, our business, financial position and operating results may be adversely affected.

We rely upon free trials of our products and other inbound lead-generation strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or trial users do not convert into paying customers, our business and results of operations would be harmed.

We rely, in part, upon our marketing strategy of offering free trials of our products and other inbound, lead-generation strategies to generate sales opportunities. Many of our customers start with the free trial version of our products. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many early users never convert from the trial version of a product to a paid version of such product. Further, we often depend on individuals within an organization who initiate the trial versions of our products being able to convince decision makers within their organization to convert to a paid version. Many of these organizations have complex and multi-layered purchasing requirements. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our revenue will be adversely affected.

We have indemnity provisions under our contracts with our customers, channel partners and other third parties, which could have a material adverse effect on our business.

In our agreements with customers, channel partners and other third parties, we typically agree to indemnify them for losses related to claims by third parties of intellectual property infringement, misappropriation or other violation. Additionally, from time to time, customers require us to indemnify them for breach of confidentiality or violation of applicable law, among other things. Although we normally seek to contractually limit our liability with respect to such obligations, some of these agreements provide for uncapped liability and the existence of any dispute may have adverse effects on our customer relationships and reputation, and we may incur substantial liability related to them. In addition, provisions regarding limitation of liability in our agreements with customers, channel partners or other third parties may not be enforceable in some circumstances or jurisdictions or may not protect us from claims and related liabilities and costs. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance may not adequately cover any such claims and may not continue to be available to us on acceptable terms or at all. If any such indemnification obligations are triggered, we could face substantial liabilities or be forced to make changes to our products, enter into license agreements, which may not be available on commercially reasonable terms or at all, or terminate our agreements with customers, channel partners and other third parties and provide refunds. In addition, even claims that ultimately are unsuccessful could result in expenditures of management’s time and other resources. Furthermore, any legal claims from customers and channel partners could result in reputational harm and the delay or loss of market acceptance of our products.

Our management team has limited experience managing a public company.

Many members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

Catastrophic events may disrupt our business.

Natural disasters, pandemics, other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, thus harming our business. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, pandemics, telecommunications failure, cyberattack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security and loss of critical data, all of which could adversely affect our business, results of operations and financial condition. In addition, the insurance and incident response capabilities we maintain may not be adequate to cover or mitigate our losses resulting from disasters or other business interruptions.

Global economic conditions may harm our industry, business and results of operations.

We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Global financial developments seemingly unrelated to us or the software industry may harm us. From time to time, the United States and other key international economies have been impacted by geopolitical and economic instability, high levels of credit defaults globally, international trade disputes, falling demand for a variety of goods and services, high levels of persistent unemployment and wage and income stagnation in some geographic markets, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, international trade agreements, trade restrictions, COVID-19 and overall uncertainty with respect to the economy. These conditions can arise suddenly and affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results. Geopolitical events could directly or indirectly affect our business, including, because such political uncertainty and events adversely impact our or Apple’s business. Additionally, as a result of Brexit, the United Kingdom (the “UK”) left the European Union (the “EU”) on January 31, 2020. On December 24, 2020, the UK and the EU entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021. Negotiations between the UK and the EU are expected to continue in relation to the relationship between the UK and the EU in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the UK and the EU.

We have operations in the UK and the EU and, as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit and the implementation and application of the Trade and Cooperation Agreement, including with respect to volatility in exchange rates and interest rates, disruptions to the free movement of data, goods, services, people and capital between the UK and the EU and potential material changes to the regulatory regime applicable to our operations in the UK. The uncertainty concerning the UK’s future legal, political and economic relationship with the EU could adversely affect political, regulatory, economic or market conditions in the EU, the UK and worldwide and could contribute to instability in global political institutions, regulatory agencies and financial markets.

The uncertainty concerning the UK’s legal, political and economic relationship with the EU may be a source of instability in the international markets, create significant currency fluctuations and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). We may also face new regulatory costs and challenges as a result of Brexit (including potentially divergent national laws and regulations between the UK and EU) that could have an adverse effect on our operations. For example, the UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the European Economic Area more difficult.

In addition, the effects, if any, of global financial conditions on our business can be difficult to distinguish from the effects on our business from product, pricing and other developments in the markets specific to our products and our relative competitive strength. If we make incorrect judgments about our business for this reason our business and results of operations could be adversely affected.

Risks Related to Our Intellectual Property and IT Systems

If we or our third-party service providers suffer a cyber-security event, our reputation may be harmed, we may lose customers and we may incur significant liabilities, any of which would harm our business and operating results.

Cyberattacks, computer malware, viruses, social engineering (including phishing and ransomware attacks) and general hacking are becoming more prevalent in our industry, and we may in the future become the target of third parties seeking unauthorized access to our confidential or sensitive information or that of our customers. While we have security measures in place designed to protect our and our customers’ confidential and sensitive information and prevent data loss, these measures cannot provide absolute security and may not be effective to prevent a security breach, including as a result of employee error, theft, misuse or malfeasance, third-party actions, unintentional events or deliberate attacks by cyber criminals, any of which may result in someone obtaining unauthorized access to our customers’ data, our data, our intellectual property and/or our other confidential or sensitive business information. In addition, third parties may attempt to fraudulently induce employees, contractors or users to disclose information, including user names and passwords, to gain access to our customers’ data, our data or other confidential or sensitive information, and we may be the target of email scams that attempt to acquire personal information or company assets. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques, react in a timely manner or implement adequate preventative measures. We devote significant financial and personnel resources to implement and maintain security measures; however, these resources may not be sufficient, and as cyber-security threats develop, evolve and grow more complex over time, it may be necessary to make significant further investments to protect our data and infrastructure.

We rely on certain third party software vendors to operate our business, including identity and access management, payment processing and hosting services; however, our ability to monitor our third-party service providers’ data security is limited. Because we do not control our third-party service providers, or the processing of data by our third-party service providers, we cannot ensure the integrity or security of measures they take to protect and prevent the loss of our data or our customers’ data.

A security breach suffered by us or our third-party service providers, an attack against our service availability, any unauthorized, accidental or unlawful access or loss of data, or the perception that any such event has occurred, could result in a disruption to our service, litigation, an obligation to notify regulators and affected individuals, the triggering of service availability, indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other significant costs and liabilities. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as the costs to comply with any notification or other obligations resulting from any security incidents. We also cannot be certain that our existing insurance coverage will cover any indemnification claims against us relating to any security incident or breach, will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach, will continue to be available on acceptable terms or at all or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

We cannot assure you that our products or hosted services will not be subject to cyberattacks, or other security incidents, especially in light of the rapidly changing security threat landscape that our products and hosted services seek to address. Due to a variety of both internal and external factors, including, without limitation, defects or misconfigurations of our products, our products could become vulnerable to security incidents (both from intentional attacks and accidental causes). In addition, because the techniques used by computer hackers to access or sabotage networks and endpoints change frequently, are increasing in sophistication and generally are not recognized until launched against a target, there is a risk that advanced attacks could emerge that attack our software that we are unable to detect or prevent until after some of our customers are affected.

If a Jamf security product fails to detect a security incident, there could potentially be claims against Jamf for such security incident, which could require Jamf to pay damages and could hurt Jamf’s reputation, whether or not the security incident was the fault of Jamf.

Further, our customers and their service providers administer access to data and control the entry of such data. We offer tools and support for what we believe are best practices to maintain security utilizing our services, but customers are not required to utilize those tools or follow our suggested practices, and the obligation to install and update security protection for our products lies with our customers. As a result, a customer may suffer a cyber-security event on its own systems, unrelated to our own, and a malicious actor could obtain access to the customer’s information held on our system. Even if such a breach is unrelated to our own security programs or practices, or if the customer failed to adequately protect our products, that breach could result in our incurring significant economic and operational costs in investigating, remediating, eliminating and putting in place additional tools and devices to further protect our customers from their own vulnerabilities, and could also result in reputational harm to us.

As a result, the reliability and capacity of our information technology systems is critical to our operations and the implementation of our growth initiatives. Any cyber-security event or other material disruption in our information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on our business, and results of operations.

Real or perceived errors, failures or bugs in our products could adversely affect our business, results of operations, financial condition and growth prospects.

Our products are complex, and therefore, undetected errors, failures, bugs or defects may be present in our products or occur in the future in our products, our technology or software or technology or software we license in from third parties, including open source software, especially when updates or new products are released. Such software and technology is used in IT environments with different operating systems, system management software, devices, databases, servers, storage, middleware, custom and third-party applications and equipment and networking configurations, which may cause errors, failures, bugs or defects in the IT environment into which such software and technology is deployed. This diversity increases the likelihood of errors, failures, bugs or defects in those IT environments. Despite testing by us, real or perceived errors, failures, bugs or defects may not be found until our customers use our products. Real or perceived errors, failures, bugs or defects in our products could result in negative publicity, loss of or delay in market acceptance of our products and harm to our brand, weakening of our competitive position, claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures, bugs or defects in our products could also impair our ability to attract new customers, retain existing customers or expand their use of our products, which would adversely affect our business, results of operations and financial condition.

Moreover, as our products are adopted by an increasing number of enterprises, including education, healthcare and hospitality, it is possible that the individuals and organizations behind advanced cyberattacks will begin to focus on finding ways to hack our products. If this happens, our customers could be specifically targeted by attackers exploiting vulnerabilities in our products, which could adversely affect our reputation. Further, if a high profile security breach occurs with respect to any Apple OSs, our customers and potential customers may lose trust in our products generally in addition to any Apple OS products, such as ours in particular.

Organizations are increasingly subject to a wide variety of attacks on their networks, systems and endpoints. If any of our customers experiences a successful third-party cyberattack on our products, such customer could be dissatisfied with our products, regardless of whether theft of any of such customer’s data occurred in such attack. Additionally, if customers fail to adequately deploy protection measures or update our products, customers and the public may erroneously believe that our products are especially susceptible to cyberattacks. Real or perceived security breaches against our products could cause disruption or damage to our customers’ networks or other negative consequences and could result in negative publicity to us, damage to our reputation, lead to other customer relations issues and adversely affect our revenue and results of operations. We may also be subject to liability claims for damages related to real or perceived errors, failures, bugs or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and results of operations. Finally, since some our customers use our products for compliance reasons, any errors, failures, bugs, defects, disruptions in service or other performance problems with our products may damage our customers’ business and could hurt our reputation.

If there are interruptions or performance problems associated with our technology or infrastructure, our existing customers may experience service outages, and our new customers may experience delays in the deployment of our products.

Our continued growth depends on the ability of our existing and potential customers to access our products and applications 24 hours a day, seven days a week, without interruption or degradation of performance. We may in the future experience disruptions, outages and other performance problems with our infrastructure due to a variety of factors, including infrastructure changes, introductions of new functionality, service interruptions from our hosting or technology partners, human or software errors, capacity constraints, distributed denial of service attacks or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order. We may not be able to maintain the level of service uptime and performance required by our customers or our contractual commitments, especially during peak usage times and as our products become more complex and our user traffic increases. If any of our products malfunction or if our customers are unable to access our products or deploy them within a reasonable amount of time, or at all, our business would be harmed. The adverse effects of any service interruptions on our reputation and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers expect continuous and uninterrupted access to our products and have a low tolerance for interruptions of any duration. Since our customers may rely on our products to secure their Apple products and systems, and because customers use our products to assist in necessary business and service interactions and to support customer and client-facing applications, any outage on our products would impair the ability of our customers to operate their businesses and provide necessary services, which would negatively impact our brand, reputation and customer satisfaction.

If Apple experiences service outages, such failure could interrupt our customers’ access to our services, which could adversely affect their perception of our products’ reliability and our revenue. Additionally, customers may attribute Apple service outages to our products, which may harm our reputation and cause our customers to ask us for assistance with these outages that are outside of our control. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our products. In the future, these services may not be available to us on commercially reasonable terms, or at all. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology.

Any of the above circumstances or events may harm our reputation, cause customers to terminate their agreements with us, impair our ability to obtain subscription renewals from existing customers, impair our ability to grow our customer base, result in the expenditure of significant financial, technical and engineering resources, subject us to financial penalties and liabilities under our service level agreements, and otherwise could adversely affect our business, results of operations and financial condition.

Failures in internet infrastructure or interference with broadband or wireless access could cause current or potential customers to believe that our products are unreliable, leading these customers to switch to our competitors or to avoid using our products, which could negatively impact our revenue or harm our opportunities for customer growth.

Our products depend in part on our customers’ high-speed broadband or wireless access to the internet. Increasing numbers of customers and bandwidth requirements may degrade the performance of our products due to capacity constraints and other internet infrastructure limitations, and additional network capacity to maintain adequate data transmission speeds may be unavailable or unacceptably expensive. If adequate capacity is not available to us, our products may be unable to achieve or maintain sufficient data transmission, reliability, or performance. In addition, if internet service providers and other third parties providing internet services, including incumbent phone companies, cable companies and wireless companies, have outages or suffer deterioration in their quality of service, our customers may not have access to or may experience a decrease in the quality of our products. These providers may take measures that block, degrade, discriminate, disrupt, or increase the cost of customer access to our products. Any of these disruptions to data transmission could lead customers to switch to our competitors or avoid using our products, which could negatively impact our revenue or harm our opportunities for growth.

We are subject to stringent and changing privacy laws, regulations and standards, information security policies and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our business.

We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of personally identifiable information. We are subject to a variety of federal, state, local and international laws, directives and regulations relating to the collection, use, retention, security, disclosure, transfer and other processing of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We publicly post documentation regarding our practices concerning the collection, processing, use and disclosure of data.

Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any failure by us, our suppliers or other parties with whom we do business to comply with this documentation or with federal, state, local or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these security standards even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including, but not limited to, the EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. The EU has adopted the GDPR, which went into effect in May 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. While we have taken steps to mitigate the impact on us with respect to transfers of data, the efficacy and longevity of these transfer mechanisms remains uncertain. The GDPR also introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (including, for example, the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life (in contrast to the GDPR, which focuses on protection of personal data). The proposed legislation, known as the Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”), would replace the current ePrivacy Directive. While the new legislation contains protections for those using communications services (for example, protections against online tracking technologies), the timing of its proposed enactment following the GDPR means that additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, which may negatively impact our products and our relationships with our customers.

Complying with the GDPR and the ePrivacy Regulation, when it becomes effective, may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of ePrivacy Regulation, we may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. While we utilize a data center in the European Economic Area to maintain certain customer data (which may include personal data) originating from the EU in the European Economic Area, we may find it necessary to establish additional systems and processes to maintain such data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business.

Transferring personal information across international borders is complex and subject to legal and regulatory requirements as well as active litigation and enforcement in a number of jurisdictions around the world, each of which could have an adverse impact to our ability to process and transfer personal data as part of our business operations. For example, European data transfers outside the European Economic Area are highly regulated and litigated. The mechanisms that we and many other companies rely upon for European data transfers (e.g., the Privacy Shield and Standard Contractual Clauses) have been the subject of recent judicial decisions by the Court of Justice of the European Union resulting in the invalidation of the Privacy Shield, and uncertainty regarding the use of the Standard Contractual Clauses as a means to legitimize transfer of personal data outside the EU. We are closely monitoring the impact of the Privacy Shield invalidation and other developments related to the remaining valid transfer mechanisms available for transferring personal data outside the EU and other countries that have similar trans-border data flow requirements and adjusting our practices accordingly. The invalidation of the Privacy Shield and the open questions related to the validity of Standard Contractual Clauses have resulted in some changes in the obligations required to provide our services in the EU and could expose us to potential sanctions and fines for non-compliance. Further, Brexit has created uncertainty with regard to data protection regulation in the UK. We believe that the limited data required in order to use our products mitigates these risks, and we will continue to monitor best practices for European data transfer. Accordingly, we may need to invest in additional technical, legal and organizational safeguards in the future to avoid disruptions to data flows within our business and to and from our customers and service providers.

Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California recently enacted the CCPA, which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act (the “CPRA”), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. The CCPA and CPRA may increase our compliance costs and potential liability.

Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and product capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our products and product capabilities, any of which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations and standards related to the internet, our business may be harmed.

We may be sued by third parties for alleged infringement, misappropriation or other violation of their intellectual property and proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, on our ability to develop and commercialize our products without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of others. From time to time, our competitors or other third parties have claimed and in the future could claim that we are infringing, misappropriating or otherwise violating their intellectual property or proprietary rights, we have been and in the future may become subject to intellectual property disputes and we may be found to be infringing, misappropriating or otherwise violating such rights. A claim may also be made relating to technology that we acquire or license from third parties.

We may be unaware of the intellectual property or proprietary rights of others that may cover some or all of our products. Regardless of merit, any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages, costs and/or ongoing royalty payments, prevent us from offering our products, require us to obtain a license, which may not be available on commercially reasonable terms or at all, require us to re-design our products, which could by costly, time-consuming or impossible or require that we comply with other unfavorable terms. If any of our customers are sued, we would in general be required to defend and/or settle the litigation on their behalf. In addition, if we are unable to obtain licenses or modify our products to make them non-infringing, we might have to refund a portion of license fees prepaid to us and terminate those agreements, which could further exhaust our resources. In addition, we may pay substantial settlement amounts or royalties on future product sales to resolve claims or litigation, whether or not legitimately or successfully asserted against us. Even if we were to prevail in the actual or potential claims or litigation against us, any claim or litigation regarding our intellectual property and proprietary rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Such disputes, with or without merit, could also cause potential customers to refrain from purchasing our products or otherwise cause us reputational harm.

We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. Any litigation may also involve non-practicing entities, patent holding companies or other adverse patent owners. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations.

We rely on third-party software and intellectual property licenses.

Our products include software and other intellectual property and proprietary rights licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our products. We have the expectation, based on experience and standard industry practice, that such licenses generally can be obtained on commercially reasonable terms. However, there can be no assurance that the necessary licenses would be available on commercially reasonable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms could have a material adverse effect on our business, operating results and financial conditions. In any such case, we may be required to seek licenses to other software or intellectual property or proprietary rights from other parties and re-design our products to function with such technology, or develop replacement technology ourselves, which could result in increased costs and product delays. We may also be forced to limit the features available in our current or future products. Moreover, incorporating intellectual property or proprietary rights licensed from third parties on a nonexclusive basis in our products, including our software could limit our ability to protect our intellectual property and proprietary rights in our products and our ability to restrict third parties from developing similar or competitive technology using the same third-party intellectual property or proprietary rights.

If we are unable to obtain, maintain, protect or enforce our intellectual property and proprietary rights, our competitive position could be harmed or we could be required to incur significant expenses.

Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary rights, including proprietary technology. We establish and protect our intellectual property and proprietary rights, including our proprietary information and technology through a combination of licensing agreements, third-party nondisclosure agreements, confidentiality procedures and other contractual provisions, as well as through patent, trademark, trade dress, copyright, trade secret and other intellectual property laws in the United States and similar laws in other countries. However, the steps we take to obtain, maintain, protect and enforce our intellectual property and proprietary rights may be inadequate. There can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from copying, reverse engineering, accessing or otherwise obtaining and using our technology, intellectual property or proprietary rights or products without our permission. The laws of some foreign countries, including countries in which our products are sold, may not be as protective of intellectual property and proprietary rights as those in the United States, and mechanisms for enforcement of intellectual property and proprietary rights may be inadequate. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our intellectual property and proprietary rights. In each case, our ability to compete could be significantly impaired.

In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights, trade secrets or other intellectual property and proprietary rights, or any applications for any of the foregoing, including through administrative processes such as re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The legal standards relating to the validity, enforceability and scope of protection of intellectual property and proprietary rights are uncertain and still evolving. There can be no assurance that our patent applications will result in issued patents or whether the examination process will require us to narrow the scope of the claims sought. In addition, our issued patents, and any patents issued from our pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, may be successfully challenged, invalidated or circumvented by third parties, or may not prove to be enforceable in actions brought against alleged infringers. The value of our intellectual property and proprietary rights could also diminish if others assert rights therein or ownership thereof, and we may be unable to successfully resolve any such conflicts in our favor or to our satisfaction.

To prevent substantial unauthorized use of our intellectual property and proprietary rights, it may be necessary to prosecute actions for infringement, misappropriation and/or other violation of our intellectual property and proprietary rights against third parties. Any such action may be time-consuming and could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action, even when our rights have been infringed, misappropriated or otherwise violated. Further, our efforts to enforce our intellectual property and proprietary rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property and proprietary rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property and proprietary rights.

Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property and proprietary rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property and proprietary rights. Although we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including customers and third-party service providers, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products and platform capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach.

Our use of open source software could impose limitations on our ability to commercialize our products or subject us to litigation or other actions.

Our products contain software modules licensed for use from third-party authors under open source licenses, including MIT, Berkley Software Distribution and others, and we expect to continue to incorporate open source software in our products in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement, misappropriation or other violation claims or the quality of the code. Some open source licenses contain requirements that we make available the source code of modifications or derivative works we create based upon, incorporating or using the type of open source software we use and that we license such modifications or derivative works under the terms of the applicable open source licenses. If we fail to comply, or are alleged to have failed to comply, with the terms and conditions of our open source licenses, we could be required to incur significant legal expenses defending such allegations, subject to significant damages, enjoined from the sale of our proprietary products and required to comply with onerous conditions or restrictions on our proprietary products, any of which could be disruptive to our business.

Moreover, if we combine our proprietary products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary products to the public or offer our products to users at no cost. This could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us. We cannot ensure that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies, and we may inadvertently use open source in a manner that we do not intend or that could expose us to claims for breach of contract or intellectual property infringement, misappropriation or other violation.

The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such an event, we could be required to seek licenses from third parties in order to continue offering our products, re-engineer our products, discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or make generally available, in source code form, all or a portion of our proprietary source code, any of which could materially and adversely affect our business and operating results.

Risks Related to Laws and Regulations

We provide our products to state and local governments and to a lesser extent federal government agencies, and heavily regulated organizations in the U.S. and in foreign jurisdictions; as a result, we face risks related to the procurement process budget decisions driven by statutory and regulatory determinations, termination of contracts and compliance with government contracting requirements.

We sell our products and provide limited services to a number of state and local government entities (including, primarily, educational institutions) and, in limited instances, the U.S. government. We additionally have customers who operate in heavily-regulated organizations who procure our software products both through our partners and directly, and we have made, and may continue to make, significant investments to support future sales opportunities in these sectors. Doing business with government entities presents a variety of risks. Among other risks, the procurement process for governments and their agencies is highly competitive, can be time-consuming, requires us to incur significant up-front time and expense and subjects us to additional compliance risks and costs, without any assurance that we (or a third-party reseller) will win a contract. Beyond this, demand for our products and services may be impacted by public sector budgetary cycles and funding availability, impacts of COVID-19, and funding in any given fiscal cycle may be reduced or delayed, including in connection with an extended federal government shutdown, which could adversely impact demand for our products and services. In addition, public sector and heavily-regulated customers may have contractual, statutory or regulatory rights to terminate current contracts with us or our third-party distributors or resellers for convenience or due to a default. If a contract is terminated for convenience, we may only be able to collect fees for products or services delivered prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative products or services or be precluded from doing further business with government entities. Further, entities providing services to governments are required to comply with a variety of complex laws, regulations and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with supplier diversity policies and other terms that are particular to government contracts, such as termination rights. These rules may apply to us and/or third parties through whom we resell our products and services and whose practices we may not control, where such parties’ non-compliance could impose repercussions with respect to contractual and customer satisfaction issues. Federal, state and local governments routinely investigate and audit contractors for compliance with these requirements. If, as a result of an audit or review, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines and suspensions or debarment from future government business, and we may suffer harm to our reputation.

Our customers also include a number of non-U.S. governments. Similar procurement, budgetary, contract and audit risks that apply in the context of U.S. government contracting also apply to our doing business with these entities, particularly in certain emerging markets where our customer base is less established. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Additionally, many of our current and prospective customers, such as those in the financial services and health care industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our services. Each of these difficulties could result in substantial compliance burdens and could materially adversely affect our business and results of operations.

We are subject to export controls and economic sanctions laws, and our customers and channel partners are subject to import controls that could subject us to liability if we are not in full compliance with applicable laws.

Certain of our products are subject to U.S. export controls and we would be permitted to export such products to certain countries outside the U.S. only by first obtaining an export license from the U.S. government, or by utilizing an existing export license exception, or after clearing U.S. government agency review. Obtaining the necessary export license or accomplishing a U.S. government review for a particular export may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions, including economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, prohibit the sale or supply of our products and services to U.S. embargoed or sanctioned countries, regions, governments, persons and entities.

Although we take precautions to prevent our solutions from being provided in violation of U.S. export control and economic sanctions laws, our solutions may have been in the past, and could in the future be, provided inadvertently in violation of such laws. If we were to fail to comply with U.S. export law requirements, U.S. customs regulations, U.S. economic sanctions or other applicable U.S. laws, we could be subject to substantial civil and criminal penalties, including fines, incarceration for responsible employees and managers and the possible loss of export or import privileges. U.S. export controls, sanctions and regulations apply to our channel partners as well as to us. Any failure by our channel partners to comply with such laws, regulations or sanctions could have negative consequences, including reputational harm, government investigations and penalties.

Changes in our products or changes in export and import regulations may create delays in the introduction of our products into international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. In addition, any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and operating results.

We are subject to anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010 and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting, or accepting, directly or indirectly, improper payments or other improper benefits to or from any person whether in the public or private sector. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences. Any investigations, actions or sanctions could adversely affect our business, results of operations and financial condition.

Our international operations may give rise to potentially adverse tax consequences.

Our corporate structure and associated transfer pricing policies anticipate future growth into the international markets. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions, which are generally required to be computed on an arm’s-length basis pursuant to intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

As we continue to develop and grow our business globally, our success will depend in large part on our ability to anticipate and effectively manage these risks. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks could limit the future growth of our business.

Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our customers could increase the costs of our products and harm our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to purchase our products in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business and financial performance.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. Our ability to utilize the Company’s current U.S. federal NOLs may be limited under Section 382 of the Code. If we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. NOLs generated in taxable years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Cuts and Jobs Act (the “Tax Act”), as amended by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), our federal NOLs generated in taxable years ending after December 31, 2017 may be carried forward indefinitely and NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, under the Tax Act, as modified by the CARES Act, for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in taxable years beginning after December 31, 2017 is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act.

Risks Related to Our Financial Reporting and Capital Resources

Seasonality may cause fluctuations in our revenue.

We believe there are seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to the end of their fiscal years. For example, we have historically recorded our highest level of total revenue in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our enterprise customers. We historically receive a higher number of orders from education customers in the summer months to coincide with their fiscal year end. As our rate of growth has slowed, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.

Our quarterly operating results and other metrics may vary significantly and be unpredictable, which could cause the trading price of our stock to decline.

Our operating results and other metrics have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	the impact of COVID-19 on our customers’ budgets and their ability to purchase or renew at similar volumes to prior periods;
●	the level of demand for our products and products, including our newly-introduced products and products;
●	the timing and use of new subscriptions and renewals of existing subscriptions;
●	the timing and success of new product announcements and introductions by us and our competitors and the timing and success of device releases and software updates by Apple;

●	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;
●	the extent to which customers subscribe for additional products, license additional products or increase the number use cases;
●	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our offerings;
●	customer budgeting cycles and seasonal buying patterns where our customers often time their purchases and renewals of our products to coincide with their fiscal year end, which is typically December 31 for our enterprise customers;
●	any changes in the competitive landscape of our industry, including consolidation among our competitors, customers, partners or resellers;
●	timing of costs and expenses during a quarter;
●	deferral of orders in anticipation of new products or enhancements announced by us or our competitors;
●	price competition;
●	changes in renewal rates and terms in any quarter;
●	costs related to the acquisition of businesses, talent, technologies or intellectual property by us, including potentially significant amortization costs and possible write-downs;
●	litigation-related costs, settlements or adverse litigation judgments;
●	any disruption in our sales channels or termination of our relationship with channel and other strategic partners;
●	general economic conditions, both domestically and in our foreign markets, and related changes to currency exchange rates;
●	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products; and
●	future accounting pronouncements or changes in our accounting policies.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our financial and other operating results, including fluctuations in our key metrics. This variability and unpredictability could result in our failing to meet the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits.

We may fail to meet or exceed the expectations of securities analysts and investors, and the market price for our common stock could decline. If one or more of the securities analysts who cover us change their recommendation regarding our stock adversely, the market price for our common stock could decline. Additionally, our stock price may be based on expectations, estimates or forecasts of our future performance that may be unrealistic or may not be achieved. Further, our stock price may be affected by financial media, including press reports and blogs.

Changes in accounting principles and guidance could result in unfavorable accounting charges or effects.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, during February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The updated standard requires the recognition of a liability for lease obligations and a corresponding right-of-use asset on the balance sheet, and disclosures of certain information regarding leasing arrangements. We adopted the updated provisions on January 1, 2021. See “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies.”

Our revenue recognition and other factors may impact our financial results in any given period and make them difficult to predict.

Under accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”), we recognize revenue when our performance obligations have been satisfied in an amount that reflects the consideration that we expect to receive in exchange for those performance obligations. Our subscription revenue includes revenue from SaaS subscription and support and maintenance arrangements, which is recognized ratably over the contract period. Subscription revenue also includes sales of on-premise subscriptions. License revenue includes revenue from on-premise perpetual licenses. We recognize license revenue and sales of on-premise subscriptions up-front provided all revenue recognition criteria have been satisfied. Our services revenue consists of professional services and training provided to our customers, for which revenue is recognized as the services are performed. Our application of ASC 606 with respect to the nature of future contractual arrangements could impact the forecasting of our revenue for future periods, as both the mix of products and services we will sell in a given period, as well as the size of contracts, is difficult to predict.

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates may occur from period to period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition.”

Given the foregoing factors, comparing our revenue and operating results on a period-to-period basis may not be meaningful, and our past results may not be indicative of our future performance.

Impairment of goodwill and other intangible assets would result in a decrease in earnings.

We have in the past and may in the future acquire intangible assets. Current accounting rules require that goodwill and other intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, significant impacts to the economy (such as COVID-19), or a significant decline in our stock price and/or market capitalization for a sustained period of time. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and the quarterly amortization expense is increased or decreased. Any impairment charges or changes to estimated amortization periods could have a material adverse effect on our financial results.

As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act (“SOX”). We may not be able to complete our evaluation, testing and any required remediation in a timely manner. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We will be required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will also be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price. To comply with the requirements of being a public company, we may need to undertake various costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition and results of operations.

For as long as we are an “emerging growth company,” we will not be required to comply with certain public company reporting requirements, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of SOX, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after the first sale of our common stock in our IPO, which fifth anniversary will occur in 2025. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We have made certain elections with regard to the reduced disclosure obligations regarding executive compensation in our filings with the SEC and may elect to take advantage of other reduced disclosure obligations in future filings. As a result, the information that we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.

Under the JOBS Act, emerging growth companies may also elect to delay adoption of new or revised accounting standards until such time as those standards apply to private companies. We have elected to “opt-in” to this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act and SOX, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. SOX requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from sales-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and could have a material adversely effect on our business, financial condition and results of operations.

Our indebtedness, if any, could adversely affect our business and growth prospects.

On July 27, 2020, we entered into a new credit agreement (the “New Credit Agreement”), providing for a new revolving credit facility (our “New Revolving Credit Facility”) with an initial $150.0 million in commitments for revolving loans, which may be increased or decreased under specific circumstances, with a $25.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. As of December 31, 2020, we had $1.0 million of letters of credit outstanding under our New Revolving Credit Facility. The maturity date of the New Credit Agreement is July 27,

2025. All obligations under the New Credit Agreement are secured by first-priority perfected security interests in substantially all of our assets and the assets of our domestic subsidiaries, subject to permitted liens and other exceptions. Any indebtedness we may incur could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our existing or future debt, we may need to refinance such debt, dispose of assets or issue equity to obtain necessary funds. In such event, we may not be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our existing and future indebtedness, the cash flow needed to satisfy such debt and the covenants contained in our New Credit Agreement, and the financing documentation governing any of our future indebtedness, could have important consequences, including:

●	limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;
●	limiting our ability to incur additional indebtedness;
●	limiting our ability to capitalize on significant business opportunities;
●	making us more vulnerable to rising interest rates; and
●	making us more vulnerable in the event of a downturn in our business.

Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations. Further, our New Credit Agreement contains customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.

We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.

We are able to incur substantial additional indebtedness and may be able to make certain restricted payments, which could further exacerbate the risks associated with our current indebtedness.

We are able to incur significant additional indebtedness. Although our New Credit Agreement contains restrictions on the incurrence of indebtedness and liens, these restrictions are subject to a number of important qualifications and exceptions, and the additional indebtedness and liens incurred in compliance with these restrictions could be substantial.

Our New Credit Agreement permits us to incur certain additional indebtedness, including liabilities that do not constitute indebtedness as defined in the New Credit Agreement. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. In addition, the New Credit Agreement does not restrict our ability to incur additional indebtedness outside of the credit group set forth in the New Credit Agreement without regard to the restrictions set forth in the New Credit Agreement. If new debt is added to our currently anticipated indebtedness levels, the related risks that we face could intensify.

We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make any future scheduled payments or to refinance any future outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by COVID-19 as well as financial, business and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on any of our future outstanding indebtedness on a timely basis would harm our ability to incur additional indebtedness.

If our cash flows and capital resources are insufficient to fund any of our future debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any such refinancing could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. Our New Credit Agreement includes certain restrictions on our ability to conduct asset sales and/or use the proceeds from asset sales for general corporate purposes. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

The terms of the New Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our New Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

●	incur certain additional indebtedness;
●	pay dividends on or make distributions in respect of capital stock or repurchase or redeem capital stock;
●	prepay, redeem or repurchase certain indebtedness;
●	make loans and investments;
●	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;
●	incur liens;
●	enter into transactions with affiliates;
●	enter into agreements restricting the ability of our subsidiaries to pay dividends; and
●	consolidate, merge or sell all or substantially all of our assets.

The restrictive covenants in the New Credit Agreement require us to maintain specified financial ratios and satisfy other financial condition tests to the extent applicable. Our ability to meet those financial ratios and tests can be affected by events beyond our control.

A breach of the covenants or restrictions under the New Credit Agreement could result in an event of default under such agreement. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

●	limited in how we conduct our business;
●	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
●	unable to compete effectively or to take advantage of new business opportunities.

These restrictions, along with similar restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

●	develop and enhance our products;
●	continue to expand our product development, sales and marketing organizations;
●	hire, train and retain employees;
●	respond to competitive pressures or unanticipated working capital requirements; or
●	pursue acquisition opportunities.

In addition, our New Credit Agreement also limits our ability to incur certain additional debt and therefore we may need to amend our New Credit Agreement or issue additional equity to raise capital. If we issue additional equity, your interest in us will be diluted.

We may face exposure to foreign currency exchange rate fluctuations.

Today, our international contracts are usually denominated in U.S. dollars, and the majority of our international costs are denominated in local currencies. However, over time, it is possible that an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

Risks Related to Ownership of Our Common Stock

Vista controls us, and its interests may conflict with ours or yours in the future.

Vista beneficially owns approximately 62.3% of our common stock, which means that, based on its percentage voting power, Vista controls the vote of all matters submitted to a vote of our Board or shareholders, which enables it to control the election of the members of the Board and all other corporate decisions. In addition, our bylaws provide that Vista has the right to designate the Chairman of the Board for so long as Vista beneficially owns at least 30% or more of the voting power of the then outstanding shares of our capital stock then entitled to vote generally in the election of directors. Even when Vista ceases to own shares of our stock representing a majority of the total voting power, for so long as Vista continues to own a significant portion of our stock, Vista will still be able to significantly influence the composition of our Board, including the right to designate the Chairman of our Board, and the approval of actions requiring shareholder approval. Accordingly, for such period of time, Vista will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as Vista continues to own a significant percentage of our stock, Vista will be able to cause or prevent a change of control of us or a change in the composition of our Board, including the selection of the Chairman of our Board, and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

In addition, we are party to a director nomination agreement with Vista that provides Vista the right to designate: (i) all of the nominees for election to our Board for so long as Vista beneficially owns 40% or more of the total number of shares of our common stock it owns as of the date of our initial public offering (“IPO”); (ii) a number of directors (rounded up to the nearest whole number) equal to 40% of the total directors for so long as Vista beneficially owns at least 30% and less than 40% of the total number of shares of our common stock it owns as of the date of our IPO; (iii) a number of directors (rounded up to the nearest whole number) equal to 30% of the total directors for so long as Vista beneficially owns at least 20% and less than 30% of the total number of shares of our common stock it owns as of the date of our IPO; (iv) a number of directors (rounded up to the nearest whole number) equal to 20% of the total directors for so long as Vista beneficially owns at least 10% and less than 20% of the total number of shares of our common stock it owns as of the date of our IPO; and (v) one director for so long as Vista beneficially owns at least 5% and less than 10% of the total number of shares of our common stock it owns as of the date of our IPO. The director nomination agreement also provides that Vista may assign such right to a Vista affiliate. The director nomination agreement prohibits us from increasing or decreasing the size of our Board without the prior written consent of Vista.

Vista and its affiliates engage in a broad spectrum of activities, including investments in the information and business services industry generally. In the ordinary course of their business activities, Vista and its affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that none of Vista, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Vista also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Vista may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We are a “controlled company” within the meaning of the rules of NASDAQ and, as a result, we qualify for, and currently rely on, exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

Upon the listing of our common stock on NASDAQ we became a “controlled company” within the meaning of the rules of NASDAQ. Investment funds affiliated with Vista continue to control a majority of the voting power of our outstanding common stock. As a result, we will remain a “controlled company” within the meaning of the corporate governance standards of NASDAQ. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

●	the requirement that a majority of our Board consist of independent directors;
●	the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
●	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We intend to continue to utilize these exemptions. As a result, we may not have a majority of independent directors on our Board, our Compensation and Nominating Committee may not consist entirely of independent directors and our Compensation and Nominating Committee may not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

An active, liquid trading market for our common stock may not develop, which may limit your ability to sell your shares.

Our IPO occurred in July 2020. Therefore, there has been a public market for our common stock for a short period of time. Although we have listed our common stock on NASDAQ under the symbol “JAMF,” an active trading market for our shares may not be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline below the public offering price, and you may not be able to sell your shares of our common stock at or above the price you paid, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.

In addition to Vista’s beneficial ownership of 62.3% of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things:

●	these provisions allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;
●	these provisions provide for a classified board of directors with staggered three-year terms;
●	these provisions provide that, at any time when Vista beneficially owns, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2∕3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;

●	these provisions prohibit shareholder action by written consent from and after the date on which Vista beneficially owns, in the aggregate, less than 35% in voting power of our stock entitled to vote generally in the election of directors;
●	these provisions provide that for as long as Vista beneficially owns, in the aggregate, at least 50% in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of a majority in voting power of the outstanding shares of our stock and at any time when Vista beneficially owns, in the aggregate, less than 50% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of the holders of at least 66 2∕3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
●	these provisions establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings; provided, however, at any time when Vista beneficially owns, in the aggregate, at least 10% in voting power of our stock entitled to vote generally in the election of directors, such advance notice procedure will not apply to it.

Our certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL, and prevents us from engaging in a business combination with a person (excluding Vista and any of its direct or indirect transferees and any group as to which such persons are a party) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or shareholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.

These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to suits to enforce a duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above. The forum selection clause in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

Our operating results and stock price may be volatile, and the market price of our common stock may drop below the price you pay.

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

●	market conditions in our industry or the broader stock market;
●	sales of Apple devices, Apple’s reputation and enterprise adoption of Apple devices;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	introduction of new products or services by us, Apple or our competitors;
●	issuance of new or changed securities analysts’ reports or recommendations;
●	sales, or anticipated sales, of large blocks of our stock;
●	additions or departures of key personnel;
●	regulatory or political developments;
●	litigation and governmental investigations;
●	changing economic conditions, including impacts from COVID-19;
●	investors’ perception of us;
●	events beyond our control such as weather and war; and
●	any default on our indebtedness.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

Substantial blocks of our total outstanding shares may be sold into the market. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of shares of our common stock particularly sales by our directors, executive officers, and significant shareholders, if there is a large number of shares of our common stock available for sale, or if there is the perception that these sales could occur. As of December 31, 2020, we had 116,992,472 shares of our common stock outstanding. All of the shares of common stock sold in our IPO and November 2020 follow-on offering are available for sale in the public market. In addition, we have registered shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

In connection with our IPO, we entered into a registration rights agreement with Vista. Vista is entitled to request that we register Vista's shares in the future, subject to the terms and conditions of the registration rights agreement, and our executive officers may also elect to participate in such offerings from time to time. Vista is also entitled to participate in certain of our registered offerings, subject to the restrictions in the registration rights agreement. We will pay Vista's expenses in connection with Vista's exercise of these rights. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of such shares intend to sell their shares.

In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding common stock.

Because we have no current plans to pay regular cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We do not anticipate paying any regular cash dividends on our common stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of our existing indebtedness and any future outstanding indebtedness we or our subsidiaries incur, including under our New Credit Agreement. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our shares is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are in Minneapolis, MN, where we lease 102,937 square feet of office space under a lease that expires in February of 2030. We have additional office locations in the United States and in various international countries where we lease a total of 145,120 square feet. These additional locations include Eau Claire, WI, New York City, Cupertino, CA and Austin, TX, and international offices in Poland, the Netherlands, Australia, Japan, the United Kingdom and Sweden. We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings

We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Our Common Stock

Our common stock began trading on the NASDAQ Global Select Market under the symbol “JAMF” on July 24, 2020. Prior to that date, there was no public market for our common stock. Shares sold in our IPO were priced at $26.00 per share.

Holders of Record

As of December 31, 2020, there were 38 holders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held by banks, brokers and other financial institutions.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us. Any future determination to pay dividends is at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements and other factors that our Board may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be incorporated by reference into any document filed by us with the SEC under the Exchange Act or the Securities Act, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

The following performance graph and related information shows a comparison of the cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The values assume $100 was invested on July 22, 2020 in our common stock and $100 was invested in the NASDAQ Composite Index and the NASDAQ Computer Index on June 30, 2020. All values assume reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

The closing price of our common stock on December 31, 2020, the last trading day of our 2020 fiscal year, was $29.92.

Use of Proceeds from Initial Public Offering of Common Stock

On July 24, 2020, we closed our IPO in which we sold 13,500,000 shares of common stock at a public offering price of $26.00 per share (the “IPO Price”). The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to the Company’s registration statement on Form S-1 (File No. 333-239535), as amended, which was declared effective by the SEC on July 21, 2020 and the Company’s registration statement on Form S-1 (File No. 333- 239991) filed on July 21, 2020 pursuant to Rule 462(b) under the Securities Act (the “Initial Registration Statement”), and the Company’s registration statement on Form S-1 (File No. 333- 239991) filed on July 21, 2020 pursuant to Rule 462(b) under the Securities Act (the “462(b) Registration Statement”, and together with the Initial Registration Statement, the “Registration Statements”). The representatives of the several underwriters of the IPO were Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc. and Barclays Capital Inc. The offering commenced on July 21, 2020 and did not terminate before all of the securities registered in the registration statement were sold.

We raised approximately $319.0 million in net proceeds after deducting underwriting discounts and commissions of $24.7 million and offering expenses of $7.3 million. There was no material change in the use of the IPO proceeds as described in our IPO prospectus. On July 27, 2020, the net proceeds from the IPO were used to repay $205.0 million of our then existing term loan facility (“the Prior Term Loan Facility”), together with $3.4 million of accrued interest and $2.0 million of prepayment penalty.

In connection with our entry into the Prior Term Loan Facility, affiliates of Vista collectively acquired $45.0 million of term loans under the Prior Term Loan Facility and immediately prior to the repayment on July 27, 2020, affiliates of Vista collectively owned $34.9 million of the Prior Term Loan Facility. Accordingly, Vista received $34.9 million of the net proceeds from the IPO in connection with the repayment of $205.0 million of the Prior Term Loan Facility.

Unregistered Sales of Equity Securities

Concurrently with the Company’s IPO, the Company issued and sold 85,880 shares of its common stock in a private placement to certain of its named executive officers, certain of its other employees and its independent directors at the IPO Price for an aggregate offer price of approximately $2.2 million.

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

Issuer Purchases of Equity Securities

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Forward-Looking Statements.”

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

The extent to which the COVID-19 pandemic affects our business will depend on future developments in the United States and around the world, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain and treat it, among others. Although the ultimate impact of the COVID-19 pandemic on our business and financial results remains uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, operating results and financial condition. See “Risk Factors — Risks Relating to Our

Business — The COVID-19 pandemic could materially adversely affect our business, operating results, financial condition and prospects” for additional information.

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

The number of devices was 20.4 million and 15.7 million as of December 31, 2020 and 2019, respectively, representing a 29% year-over-year growth rate. We have seen particular strength in the growth rate of devices as COVID-19 has accelerated the demand for organizations to connect remotely, manage, and protect their Apple devices.

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

Our ARR was $285.3 million and $208.9 million as of December 31, 2020 and 2019, respectively, which is an increase of 37% year-over-year. The growth in our ARR is primarily driven by our high device expansion rates, our new logo acquisition and the upselling and cross selling of products into our installed base.

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

Our dollar-based net retention rates were 117% and 118% for the trailing twelve months ended December 31, 2020 and 2019, respectively. Our high dollar-based net retention rates are primarily attributable to an expansion of devices. We believe our ability to cross-sell our new solutions to our installed base, particularly Jamf Connect and Jamf Protect, will continue to support our high dollar-based net retention rates.

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

Non-GAAP Gross Profit

Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin are supplemental measures of operating performance that are not prepared in accordance with GAAP and that do not represent, and should not be considered as, alternatives to gross profit or gross profit margin, as determined in accordance with GAAP. We define Non-GAAP Gross Profit as gross profit, adjusted for stock-based compensation expense and amortization expense. We define Non-GAAP Gross Profit Margin as Non-GAAP Gross Profit as a percentage of total revenue.

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

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Gross profit	$208,663	$147,998	$97,259
Amortization expense	10,753	10,266	8,969
Stock-based compensation	871	194	225
Non-GAAP Gross Profit	$220,287	$158,458	$106,453
Non-GAAP Gross Profit Margin	82%	78%	73%

Non-GAAP Operating Income

Non-GAAP Operating Income and Non-GAAP Operating Income Margin are supplemental measures of operating performance that are not prepared in accordance with GAAP and that do not represent, and should not be considered as, alternatives to operating loss or operating loss margin, as determined in accordance with GAAP. We define Non-GAAP Operating Income as operating loss, adjusted for amortization, stock-based compensation, acquisition-related expense, acquisition-related earnout and costs associated with our secondary offering. We define Non-GAAP Operating Income Margin as Non-GAAP Operating Income as a percentage of total revenue.

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

A reconciliation of Non-GAAP Operating Income to operating loss, the most directly comparable GAAP measure, is as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Operating loss	$(14,498)	$(20,256)	$(29,993)
Amortization expense	33,328	32,682	30,460
Stock-based compensation	6,743	2,461	2,315
Acquisition-related expense	5,200	1,392	158
Acquisition-related earnout	(1,000)	200	—
Offering costs	670	—	—
Non-GAAP Operating Income	$30,443	$16,479	$2,940
Non-GAAP Operating Income Margin	11%	8%	2%

Non-GAAP Net Income

Non-GAAP Net Income (Loss) is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net loss, as determined in accordance with GAAP. We define Non-GAAP Net Income (Loss) as net loss, adjusted for amortization, stock-based compensation, foreign currency transaction loss, loss on extinguishment of debt, acquisition-related expense, acquisition-related earnout, costs associated with our secondary offering, discrete tax items and benefit for income taxes.

We use Non-GAAP Net Income (Loss) to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Non-GAAP Net Income (Loss) facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations. While the amortization expense of acquired trademarks, customer relationships, and developed technology is excluded from Non-GAAP Net Income (Loss), the revenue related to acquired trademarks, customer relationships, and developed technology is reflected in Non-GAAP Net Income (Loss) as these assets contribute to our revenue generation.

Non-GAAP Net Income (Loss) has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Net Income (Loss) should not be considered as a replacement for net loss, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

A reconciliation of Non-GAAP Net Income (Loss) to net loss, the most directly comparable GAAP measure, is as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Net loss	$(22,771)	$(32,600)	$(36,256)
Amortization expense	33,328	32,682	30,460
Stock-based compensation	6,743	2,461	2,315
Foreign currency transaction loss	722	1,252	418
Loss on extinguishment of debt	5,213	—	—
Acquisition-related expense	5,200	1,392	158
Acquisition-related earnout	(1,000)	200	—
Offering costs	670	—	—
Discrete tax items	(2,937)	53	(534)
Benefit for income taxes(1)	(9,793)	(9,280)	(8,124)
Non-GAAP Net Income (Loss)	$15,375	$(3,840)	$(11,563)

(1) With exception of the fourth quarter of 2020, the related tax effects of the adjustments to Non-GAAP Net Income (Loss) were calculated using the respective statutory tax rates for applicable jurisdictions, which was not materially different from our annual effective tax rate of approximately 25%. In the fourth quarter of 2020, our annual effective tax rate was impacted by changes in valuation allowance and foreign currencies. Therefore, we used the annual effective tax rate of 15.4% in the fourth quarter of 2020 as this was materially different than our statutory rate.

Adjusted EBITDA

Adjusted EBITDA is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net loss, as determined in accordance with GAAP. We define Adjusted EBITDA as net loss, adjusted for interest expense, net, benefit for income taxes, depreciation and amortization, stock-based compensation, foreign currency transaction loss, loss on extinguishment of debt, acquisition-related expense, acquisition-related earnout, and costs associated with our secondary offering.

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Net loss	$(22,771)	$(32,600)	$(36,256)
Interest expense, net	10,741	21,423	18,203
Benefit for income taxes	(8,312)	(10,111)	(12,137)
Depreciation expense	4,840	4,125	3,454
Amortization expense	33,328	32,682	30,460
Stock-based compensation	6,743	2,461	2,315
Foreign currency transaction loss	722	1,252	418
Loss on extinguishment of debt	5,213	—	—
Acquisition-related expense	5,200	1,392	158
Acquisition-related earnout	(1,000)	200	—
Offering costs	670	—	—
Adjusted EBITDA	$35,374	$20,824	$6,615

Components of Results of Operations

Revenues

We recognize revenue under ASC 606 when or as performance obligations are satisfied. We derive revenue primarily from sales of SaaS subscriptions and support and maintenance contracts, and to a lesser extent, sales of on-premise subscriptions and perpetual licenses and services.

Subscription. Subscription revenue consists of sales of SaaS subscriptions and support and maintenance contracts. We sell our software solutions primarily with a one-year contract term. We typically invoice SaaS subscription fees and support and maintenance fees annually in advance and recognize revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. In the fourth quarter of 2020, we reclassified the license portion of on-premise subscription revenue from license revenue to subscription revenue in the consolidated statements of operations on a retroactive basis. See additional information in “Note 1 — Basis of Presentation and Description of Business” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The license portion of on-premise subscription revenue is recognized upfront, assuming all revenue recognition criteria are satisfied. See “Critical Accounting Policies” for more information. We expect subscription revenue to increase over time as we expand our customer base because sales to new customers are expected to be primarily SaaS subscriptions.

License. License revenue consists of revenue from on-premise perpetual licenses of our Jamf Pro product sold primarily to existing customers. We recognize license revenue upfront, assuming all revenue recognition criteria are satisfied. We expect license revenue to decrease because sales to new customers are primarily cloud-based subscription arrangements and therefore reflected in subscription revenue.

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

Gross Profit and Gross Margin

Gross profit, or revenue less cost of revenue, has been and will continue to be affected by various factors, including the mix of cloud-based subscription customers, the costs associated with supporting our cloud solution, the extent to which we expand our customer support team and the extent to which we can increase the efficiency of our technology and infrastructure though technological improvements. We expect our gross profit to increase in absolute dollars. We expect our gross margin to increase over time as compared to the rates we delivered prior to the impact of COVID, as subscription revenue becomes a larger proportion of revenue, and as we increase average ARR per device.

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

Research and development. Research and development expenses consist primarily of personnel costs and allocated overhead. We will continue to invest in innovation so that we can offer our customers new solutions and enhance our existing solutions. See “Business — Research and Development” for more information. We expect such investment to increase on an absolute dollar basis as our business grows.

General and Administrative. General and administrative expenses consist primarily of employee compensation costs for corporate personnel, such as those in our executive, human resource, facilities, accounting and finance, legal and compliance, and information technology departments. In addition, general and administrative expenses include acquisition-related expenses which primarily consist of third-party expenses, such as legal and accounting fees, and adjustments to contingent consideration. General and administrative expenses also include costs incurred in secondary offerings. We expect our general and administrative expenses to increase on a dollar basis as our business grows, particularly as we continue to invest in technology infrastructure and expand our operations globally. Also, we incur additional general and administrative expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations and accounting expenses.

Amortization. Amortization expense primarily consists of amortization of acquired trademarks, customer relationships and developed technology.

Interest Expense, Net

Interest expense, net consists primarily of interest payments on our outstanding borrowings under our credit facilities as well as the amortization of associated deferred financing costs. See “Liquidity and Capital Resources — Credit Facilities.”

Loss on Extinguishment of Debt

Upon closing of the IPO, we repaid $205.0 million of the principal amount of the Prior Term Loan Facility and recorded a loss on extinguishment of debt of $5.2 million for the prepayment penalty and write off of debt issuance costs.

Foreign Currency Transaction Gain (Loss)

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription	$249,192	$175,189	$113,040
Services	14,525	19,008	20,206
License	5,734	9,830	13,316
Total revenue	269,451	204,027	146,562
Cost of revenue:
Cost of subscription(1)(2) (exclusive of amortization expense shown below)	39,323	31,539	24,088
Cost of services(1)(2) (exclusive of amortization expense shown below)	10,712	14,224	16,246
Amortization expense	10,753	10,266	8,969
Total cost of revenue	60,788	56,029	49,303
Gross profit	208,663	147,998	97,259
Operating expenses:
Sales and marketing(1)(2)	96,251	71,006	51,976
Research and development(1)(2)	52,431	42,829	31,515
General and administrative(1)(2)(3)	51,904	32,003	22,270
Amortization expense	22,575	22,416	21,491
Total operating expenses	223,161	168,254	127,252
Loss from operations	(14,498)	(20,256)	(29,993)
Interest expense, net	(10,741)	(21,423)	(18,203)
Loss on extinguishment of debt	(5,213)	—	—
Foreign currency transaction loss	(722)	(1,252)	(418)
Other income, net	91	220	221
Loss before income tax benefit	(31,083)	(42,711)	(48,393)
Income tax benefit	8,312	10,111	12,137
Net loss	$(22,771)	$(32,600)	$(36,256)

(1)	Includes stock-based compensation as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Cost of revenue:
Subscription	$732	$194	$225
Services	139	—	—
Sales and marketing	1,748	460	529
Research and development	1,533	394	239
General and administrative	2,591	1,413	1,322
	$6,743	$2,461	$2,315

(2)	Includes depreciation expense as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Cost of revenue:
Subscription	$917	$846	$745
Services	193	232	285
Sales and marketing	1,829	1,582	1,238
Research and development	1,067	1,052	905
General and administrative	834	413	281
	$4,840	$4,125	$3,454

(3)	Includes acquisition-related expense as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
General and administrative	$5,200	$1,392	$158

General and administrative also includes a Digita earnout benefit (expense) of $1.0 million and $(0.2) million for the years ended December 31, 2020 and 2019, respectively.

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Years Ended December 31,
	2020	2019	2018

	(as a percentage of total revenue)
Consolidated Statement of Operations Data:
Revenue:
Subscription	93%	86%	77%
Services	5	9	14
License	2	5	9
Total revenue	100	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	15	15	16
Cost of services (exclusive of amortization expense shown below)	4	7	11
Amortization expense	4	5	6
Total cost of revenue	23	27	34
Gross profit	77	73	66
Operating expenses:
Sales and marketing	36	35	35
Research and development	19	21	22
General and administrative	19	16	15
Amortization expense	8	11	15
Total operating expenses	82	82	87
Loss from operations	(5)	(10)	(20)
Interest expense, net	(4)	(11)	(12)
Loss on extinguishment of debt	(2)	—	—
Foreign currency transaction loss	—	(1)	—
Other income, net	—	—	—
Loss before income tax benefit	(11)	(21)	(33)
Income tax benefit	3	5	8
Net loss	(8)%	(16)%	(25)%

Comparison of the Years Ended December 31, 2020, 2019 and 2018

Revenue

	Years Ended				Years Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands, except percentages)
SaaS subscription and support and maintenance	$224,514	$159,111	$65,403	41%	$159,111	$100,350	$58,761	59%
On‑premise subscription	24,678	16,078	8,600	53	16,078	12,690	3,388	27
Subscription revenue	249,192	175,189	74,003	42	175,189	113,040	62,149	55
Professional services	14,525	19,008	(4,483)	(24)	19,008	20,206	(1,198)	(6)
Perpetual licenses	5,734	9,830	(4,096)	(42)	9,830	13,316	(3,486)	(26)
Non‑subscription revenue	20,259	28,838	(8,579)	(30)	28,838	33,522	(4,684)	(14)
Total revenue	$269,451	$204,027	$65,424	32%	$204,027	$146,562	$57,465	39%

Total revenue increased by $65.4 million, or 32%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Overall revenue increased as a result of higher subscription revenue, partially offset by lower services and license revenue. Subscription revenue accounted for 93% of total revenue for the year ended December 31, 2020 compared to 86% for the year ended December 31, 2019. The increase in subscription revenue was driven by device expansion, the addition of new customers and cross-selling. Services revenue has decreased as COVID-19 impacted our in-person trainings, and our product enhancements have reduced customer reliance on our services in order to utilize our products. License revenue decreased as a result of shifting customers to our SaaS model as opposed to on-premise perpetual licenses.

Total revenue increased by $57.5 million, or 39%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. Overall revenue increased as a result of higher subscription revenue partially offset by slightly lower services and license revenue. The increase in subscription revenue was driven by the addition of new customers as well as an increase in device expansion within our installed customer base. Services revenue has decreased as our product enhancements have reduced the reliance our customers need to place on our services in order to utilize our products. License revenue decreased as a result of shifting customers to our SaaS model as opposed to on-premise perpetual licenses.

Cost of Revenue and Gross Margin

	Years Ended				Years Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$39,323	$31,539	$7,784	25%	$31,539	$24,088	$7,451	31%
Cost of services (exclusive of amortization expense show below)	10,712	14,224	(3,512)	(25)	14,224	16,246	(2,022)	(12)
Amortization expense	10,753	10,266	487	5	10,266	8,969	1,297	14
Total cost of revenue	$60,788	$56,029	$4,759	8%	$56,029	$49,303	$6,726	14%
Gross margin	77%	73%			73%	66%

Cost of revenue increased by $4.8 million, or 8%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 driven by an increase in cost of subscription revenue and amortization expense, partially offset by lower services cost of revenue. Cost of subscription revenue increased $7.8 million primarily due to an increase of $4.1 million in employee compensation costs related to higher headcount to support the growth in our subscription customer base, an increase of $2.4 million in third party hosting fees as we increased capacity to support our growth, an increase of $0.9 million in computer hardware and software costs to support the growth of the business and a $0.5 million increase in stock-based compensation expense. Amortization expense increased $0.5 million due to intangibles added to our balance sheet as the result of acquisitions. Cost of services revenue decreased $3.5 million as a result of lower services revenue.

Cost of revenue increased by $6.7 million, or 14%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 driven by an increase in cost of subscription revenue and amortization expense partially offset by lower services cost of revenue. Cost of subscription revenue increased $7.5 million due to an increase of $3.6 million in employee compensation costs related to higher headcount to support the growth in our subscription customer base, an increase of $2.4 million in third party hosting fees as we increased capacity to support our growth and an increase of $1.5 million in costs to support the growth of the business. Amortization expense increased $1.3 million due to intangibles added to our balance sheet as the result of acquisitions. Cost of services revenue decreased $2.0 million due to deploying more cost effective delivery of services, which includes the use of third-party integrators.

Total gross margin was 77%, 73% and 66% for the years ended December 31, 2020, 2019 and 2018, respectively, as our revenue expanded faster than the costs required to deliver the revenue.

Operating Expenses

	Years Ended				Years Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$96,251	$71,006	$25,245	36%	$71,006	$51,976	$19,030	37%
Research and development	52,431	42,829	9,602	22	42,829	31,515	11,314	36
General and administrative	51,904	32,003	19,901	62	32,003	22,270	9,733	44
Amortization expense	22,575	22,416	159	1	22,416	21,491	925	4
Operating expenses	$223,161	$168,254	$54,907	33%	$168,254	$127,252	$41,002	32%

Sales and Marketing. Sales and marketing expenses increased by $25.2 million, or 36%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to an increase of $17.8 million in employee compensation costs driven by headcount growth, a $5.1 million increase in marketing costs, an increase of $2.8 million in computer hardware and software costs to support the growth of the business and a $1.3 million increase in stock-based compensation expense reflecting the IPO grant, partially offset by a $2.6 million decrease in travel-related expenses reflecting less travel due to COVID-19. Marketing costs increased primarily due to increases in demand generation programs, advertising, and brand awareness campaigns focused on new customer acquisition, as well as an increase in costs related to our annual user conference.

Sales and Marketing. Sales and marketing expenses increased by $19.0 million, or 37%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to an increase of $13.2 million in employee compensation costs related to headcount growth. Marketing costs increased by $2.8 million primarily due to increases in demand generation programs, advertising and brand awareness campaigns focused on new customer acquisition. The remainder of the cost increase related to costs to support the growth in business and headcount of approximately $3.0 million.

Research and Development. Research and development expenses increased by $9.6 million, or 22%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to an increase of $6.7 million in employee compensation costs due to higher headcount, an increase of $1.1 million in outside services, an increase of $1.3 million in computer hardware and software costs to support the growth of the business and a $1.1 million increase in stock-based compensation expense reflecting the IPO grant, partially offset by a $0.7 million decrease in travel-related expenses reflecting less travel due to COVID-19.

Research and Development. Research and development expenses increased by $11.3 million, or 36%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to an increase of $8.8 million in employee compensation costs due to higher headcount and an increase of $0.8 million in computer hardware and software costs to support the growth of the business. The remainder of the cost increase related to costs to support the growth in business and headcount of approximately $1.7 million.

General and Administrative. General and administrative expenses increased by $19.9 million, or 62%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to an increase of $6.3 million in employee compensation costs driven by higher headcount to support our continued growth, $6.1 million in additional expenses as a result of operating as a public company, a $5.2 million increase in acquisition-related expenses, a $1.2 million increase in stock-based compensation expense and a $0.8 million increase in allowance for bad debt and returns, partially offset by a $1.0 million reduction to contingent consideration. The remainder of the cost increase is primarily related to costs to support the growth in business and headcount.

General and Administrative. General and administrative expenses increased by $9.7 million, or 44%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to an increase of $3.5 million in employee compensation costs primarily related to higher headcount to support our continued growth and an increase of $3.0 million in costs of professional services comprised primarily of legal and accounting fees driven by the 2019 acquisitions of ZuluDesk and Digita and general growth in the Company. In addition, charitable contributions increased by $0.9 million. The remainder of the cost increase related to costs to support the growth in business and headcount of approximately $2.3 million.

Amortization Expense. Amortization expense increased by $0.2 million, or 1%, for the year ended December 31, 20120 compared to the year ended December 31, 2019. The increase was due to additional intangibles that were acquired in 2020 and July 2019.

Amortization Expense. Amortization expense increased by $0.9 million, or 4%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was due to additional intangibles that were acquired in 2019.

Interest Expense, Net

	Years Ended				Years Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands, except percentages)
Interest expense, net	$10,741	$21,423	$(10,682)	(50)%	$21,423	$18,203	$3,220	18%

Interest expense, net decreased by $10.7 million, or 50%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 reflecting the repayment of the Prior Term Loan Facility, as well as a lower interest rate prior to repayment.

Interest expense, net increased by $3.2 million, or 18%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by the additional borrowing of $30.0 million under the Prior Term Loan Facility in 2019 to fund the acquisition of ZuluDesk, partially offset by a lower interest rate in 2019 compared to 2018.

Loss on Extinguishment of Debt

	Years Ended				Years Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands, except percentages)
Loss on extinguishment of debt	$5,213	$—	$5,213	NM	$—	$—	$—	NM

Loss on extinguishment of debt of $5.2 million for the year ended December 31, 2020 consists of a prepayment penalty of $2.0 million and write off of debt issuance costs of $3.2 million in connection with the early repayment of the Prior Term Loan Facility.

Foreign Currency Transaction Loss

	Years Ended				Years Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands, except percentages)
Foreign currency transaction loss	$722	$1,252	$(530)	(42)%	$1,252	$418	$834	NM

Foreign currency transaction loss decreased by $0.5 million, or 42%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in the loss was driven by a favorable impact from the remeasurement of monetary assets and liabilities denominated in Euros and Australian dollars compared to the prior year.

Foreign currency transaction loss increased by $0.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in the loss was driven primarily by the weakening of the U.S. dollar relative to the Euro on significant Euro denominated intercompany loans that were utilized to fund the acquisition of ZuluDesk.

Other Income, Net

	Years Ended				Years Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands, except percentages)
Other income, net	$91	$220	$(129)	(59)%	$220	$221	$(1)	(0)%

Other income, net decreased by $0.1 million, or 59%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in Other income, net was due to the termination of our sublease in the second quarter of 2020.

Income Tax Benefit

	Years Ended				Years Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands, except percentages)
Income tax benefit	$8,312	$10,111	$(1,799)	(18)%	$10,111	$12,137	$(2,026)	(17)%

Income tax benefit was $8.3 million and $10.1 million for the years ended December 31, 2020 and 2019, respectively. The effective tax rates for the years ended December 31, 2020 and 2019 were 26.7% and 23.7%, respectively. The key components of the Company’s income tax benefit primarily consist of state and federal income taxes, federal research and development credits, valuation allowances and stock compensation. The effective tax rate for the year ended December 31, 2020 was higher than the prior year due to the impact of stock compensation, the net operating loss carryback and interest limitation changes related to the CARES Act, research and development credits, the final GILTI high-tax exclusion regulation released on July 20, 2020 and a change in valuation allowance on foreign deferred tax assets related to a merger of subsidiaries. The effective tax rate for the year ended December 31, 2020 was impacted by $2.9 million of discrete income tax benefit primarily related to the loss on debt extinguishment, stock compensation, and the impact of the net operating loss carryback and interest limitation changes related to the CARES Act.

Income tax benefit was $10.1 million and $12.1 million for the years ended December 31, 2019 and December 31, 2018, respectively. The effective tax rates for the years ended December 31, 2019 and 2018 were 23.7% and 25.1%, respectively. The key components of the Company’s income tax benefit primarily consist of state and federal income taxes, federal research and development credits and GILTI provisions. The effective rate in 2019 was lower than 2018 due to higher permanent differences and a valuation allowance for foreign deferred tax assets.

Liquidity and Capital Resources

General

As of December 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $194.9 million, which were held for working capital purposes, as well as the available balance of our New Revolving Credit Facility, described further below. Our cash equivalents are comprised of money market funds and U.S. Treasuries with original or remaining maturities at the time of purchase of three months or less. Our positive cash flows from operations enable us to make continued investments in supporting the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future.

On July 24, 2020, we closed our IPO through which we issued and sold 13,500,000 shares of common stock at the IPO Price. In connection with the IPO, we raised approximately $319.0 million, after deducting the underwriting discount and offering expenses payable by us. Concurrently with our IPO, we issued and sold 85,880 shares of our common stock in a private placement to certain of our named executive officers, certain of our other employees and our independent directors at the IPO Price for aggregate consideration of approximately $2.2 million.

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

We believe our cash and cash equivalents, our New Revolving Credit Facility and cash provided by sales of our software solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may use cash to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

We are a holding company and we derive all of our operating income from our subsidiaries. As a result, our cash flow is dependent on the performance of our subsidiaries and the ability of those entities to distribute funds to us. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy ” for a discussion of our dividend policy, including restrictions on our ability to pay dividends and distributions to us.

A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2020, we had deferred revenue of $206.0 million, of which $160.5 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Credit Facilities

On November 13, 2017, we entered into the Prior Credit Agreement with a syndicate of lenders, comprised of the $175.0 million Prior Term Loan Facility and the $15.0 million Prior Revolving Credit Facility, in each case with a maturity date of November 13, 2022. Pursuant to the Amendment Agreement No. 1, dated as of January 30, 2019, the Prior Term Loan Facility was increased to $205.0 million. Upon closing of the IPO, the Company repaid the outstanding principal balance of the Prior Term Loan Facility, including accrued and unpaid interest thereon, and the Prior Credit Agreement was terminated.

On July 27, 2020, we entered into the New Credit Agreement, which provides for an initial revolving credit facility of $150.0 million, and which amount may be increased or decreased under specific circumstances, with a $25.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the New Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. The maturity date of the New Credit Agreement is July 27, 2025. The New Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants and events of default. We were in compliance with such covenants as of December 31, 2020. As of December 31, 2020, we had $1.0 million of letters of credit outstanding under our New Revolving Credit Facility. In the third quarter of 2020, the Company recorded debt issuance costs of $1.3 million, which is amortized to interest expense over the term of the New Credit Agreement. As of December 31, 2020, debt issuance costs of $1.1 million are included in other assets in the consolidated balance sheets.

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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Net cash provided by operating activities	$52,743	$11,904	$9,360
Net cash used in investing activities	(6,876)	(47,363)	(5,802)
Net cash provided by financing activities	115,964	28,652	1,770
Effect of exchange rate changes on cash and cash equivalents	604	—	—
Net increase (decrease) in cash and cash equivalents	162,435	(6,807)	5,328
Cash and cash equivalents at beginning of period	32,433	39,240	33,912
Cash and cash equivalents at end of period	$194,868	$32,433	$39,240
Cash paid for interest	$12,649	$20,693	$17,835
Cash paid for purchases of equipment and leasehold improvements	4,368	7,190	2,909

Operating Activities

For the year ended December 31, 2020, net cash provided by operating activities was $52.7 million reflecting our net loss of $22.8 million, adjusted for non-cash charges of $51.6 million and net cash inflows of $23.9 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, amortization of debt issuance costs, provision for bad debt expense and returns, loss on extinguishment of debt and share-based compensation, partially offset by deferred taxes and a $1.0 million adjustment to our Digita earnout. The primary drivers of net cash inflows from changes in operating assets and liabilities included a $65.1 million increase in deferred revenue, an increase in accounts payable and accrued liabilities of $9.4 million and an increase in other liabilities of $1.9 million, partially offset by a $24.6 million increase in deferred contract costs, a $23.2 million increase in accounts receivable and a $4.1 million increase in prepaid expenses and other assets.

For the year ended December 31, 2019, net cash provided by operating activities was $11.9 million reflecting our net loss of $32.6 million, adjusted for non-cash charges of $35.8 million and net cash inflows of $8.7 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, amortization of debt issuance costs and share-based compensation, partially offset by deferred taxes. The primary drivers of changes in operating assets and liabilities related to a $37.0 million increase in deferred revenue and an increase in accounts payable and accrued liabilities of $7.5 million, partially offset by increases in accounts receivable of $14.7 million, deferred contract costs of $17.0 million, and prepaid expenses and other assets of $4.6 million.

For the year ended December 31, 2018, net cash provided by operating activities was $9.4 million, reflecting our net loss of $36.3 million, adjusted for non-cash charges of $27.7 million and net cash inflows of $18.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation and depreciation and amortization of property and equipment and intangible assets, and amortization of deferred contract costs partially offset by deferred taxes. The primary drivers of the changes in operating assets and liabilities related to a $32.5 million increase in deferred revenue partially offset by a $13.2 million increase in deferred contract costs.

Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $6.9 million driven by purchases of $4.4 million in equipment and leasehold improvements to support our higher headcount with additional office space and hardware and software and the acquisition of Mondada of $2.5 million, net of cash acquired.

During the year ended December 31, 2019, net cash used in investing activities was $47.4 million driven by the acquisition of ZuluDesk and Digita of $40.2 million, net of cash acquired, and purchases of $7.2 million in equipment and leasehold improvements to support our higher headcount with additional office space and hardware and software.

During the year ended December 31, 2018, net cash used in investing activities was $5.8 million primarily driven by the acquisition of Orchard & Grove for $2.1 million in cash and purchases of $2.9 million in equipment and leasehold improvements to support higher headcount and additional office space and hardware and software.

Financing Activities

Net cash provided by financing activities of $116.0 million during the year ended December 31, 2020 was due to proceeds of $326.3 million from the IPO after deducting underwriting discounts and commissions, $3.0 million of proceeds from the exercise of stock options and $2.2 million of proceeds from the private placement, partially offset by the repayment of $205.0 million principal amount of our Prior Term Loan Facility, the payment of debt extinguishment costs of $2.0 million, the payment of offering costs of $7.3 million and the payment of debt issuance costs of $1.3 million related to the New Credit Agreement.

Net cash provided by financing activities of $28.7 million during the year ended December 31, 2019 was primarily due to increased borrowings on our Prior Credit Facilities of $40.0 million for the ZuluDesk acquisition. Subsequent to the acquisition, we repaid $10.0 million of our Prior Credit Facilities.

Net cash provided by financing activities of $1.8 million during the year ended December 31, 2018 was due to proceeds from the exercise of stock options.

Contractual Obligations and Commitments

As of December 31, 2020, our principal commitments consist of obligations under operating leases for office space and noncancelable minimum annual commitments with AWS for hosting services and other vendors for support software.

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of December 31, 2020:

	Payments due by Period
		Less than			More than
	Total	1 Year	1-3 years	3-5 years	5 years

	(in thousands)
Operating lease obligations	$33,038	$5,837	$10,631	$7,088	$9,482
Other obligations(1)	35,765	14,431	21,334	—	—
Total	$68,803	$20,268	$31,965	$7,088	$9,482

(1) Other obligations represent a noncancelable minimum annual commitment with AWS for hosting services and other support software.

The table above does not include potential earn-out consideration payable in connection with our 2019 acquisition of Digita. In connection with that acquisition, we agreed to an earn-out arrangement providing for up to $15.0 million payable to the seller, subject to meeting certain conditions.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, channel partners, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement, misappropriation or other violation claims made by third parties. See “Risk Factors — We have indemnity provisions under our contracts with our customers, channel partners and other third parties, which could have a material adverse effect on our business.” In addition, in connection with the completion of our IPO, we entered into indemnification agreements with our directors and certain executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of SOX, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

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

Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies listed below are the most difficult management decisions as they involve the use of significant estimates and assumptions as described above. Refer to “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more detailed information regarding our critical accounting policies.

Revenue Recognition

We derive revenue from the sales of software licenses and maintenance, hosted software and related professional services. We recognize revenue in accordance with ASC 606, which provides a five-step model for recognizing revenue from contracts with customers as follows:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to the performance obligations in the contract
●	Recognize revenue when or as performance obligations are satisfied

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

When our contracts with customers contain multiple performance obligations, the contract transaction price is allocated on a relative stand-alone selling price (“SSP”) basis to each performance obligation. The Company typically determines SSP based on observable selling prices of its products and services. In instances where SSP is not directly observable, such as with software licenses that are never sold on a stand-alone basis, SSP is determined using information that may include market conditions and other observable inputs. In addition, for software products where the pricing is also determined to be highly variable or highly uncertain, SSP is established using the residual approach. However, the Company does not currently use the residual approach for any of its performance obligations, as pricing was not determined to be highly variable or highly uncertain. SSP is typically established as ranges and the Company typically has more than one SSP range for individual products and services due to the stratification of those products and services by customer class, channel type and purchase quantity, among other circumstances.

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”) in its accounting and reporting for stock-based compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All service-based options outstanding under the Company’s option plans have exercise prices equal to the fair value of the Company’s stock on the grant date, as determined by an independent third party. The fair value of these options is determined using the Black-Scholes option pricing model. Compensation cost for restricted stock units (“RSUs”) is determined based on the fair market value of the Company’s stock at the date of the grant. Stock-based compensation expense for service-based options and RSUs is generally recognized on a straight-line basis over the required service period. Forfeitures are accounted for when they occur.

The Company also grants performance-based awards to certain executives that vest and become exercisable when Vista’s realized cash return on its investment in the Company equals or exceeds $1.515 billion upon a change in control of the Company (“Termination Event”). The terms of the agreement do not specify a performance period for the occurrence of the Termination Event. The contractual term of the awards is 10 years. These options are also referred to as return target options. The Company uses a Modified Black-Scholes option pricing model which uses Level 3 inputs for fair value measurement. As of December 31, 2020 and 2019, the vesting conditions for these options had not been met, and accordingly, no compensation expense was recorded.

In conjunction with the IPO, the vesting conditions of these options were modified to also vest following an IPO and registration and sale of shares by Vista provided that Vista achieves a cash return on its equity investment in the

Company equaling or exceeding $1.515 billion. In accordance with ASC 718, we calculated the fair value of these options on the modification date. The value of these options on the date of modification was $33.0 million. As the awards are not currently considered probable of meeting vesting requirements no expense has been recognized, and the timing of any future expense recognition is unknown.

Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, including those regarding our future expected revenue, expenses, cash flows, discount rates, market multiples, the selection of comparable public companies and the probability of future events.

Common Stock Valuation

Prior to the IPO, our Board established the fair value of the shares of common stock underlying our stock-based awards. These estimates were based in part upon valuations provided by third-party valuation firms.

Because there was no public market for our common stock prior to the IPO, our Board exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “AICPA Guide”). The factors considered by our Board in estimating the fair value of our common stock prior to the IPO included the following:

●	Contemporaneous valuations performed regularly by unrelated third-party specialists;
●	Our historical operating and financial performance;
●	Likelihood of achieving a liquidity event, such as the consummation of an IPO or the sale of our company given prevailing market conditions and the nature and history of our business;
●	Market multiples of comparable companies in our industry;
●	Market multiples of current acquisitions in our industry;
●	Stage of development;
●	Industry information such as market size and growth;
●	The lack of marketability of our securities because we are a private company; and
●	General macroeconomic conditions.

In valuing our common stock prior to the IPO, our Board determined the value using both the income and the market approach valuation methods. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on our weighted average cost of capital (“WACC”). To derive our WACC, a cost of equity was developed using the Capital Asset Pricing Model and comparable company betas, and a cost of debt was determined based on our estimated cost of borrowing. The costs of debt and equity were then weighted based on our actual capital structure. The market approach estimates value based on an estimate of IPO value or a comparison of our company to comparable public companies in a similar line of business. From the comparable companies, a representative market multiple was determined and subsequently applied to our financial results to estimate our enterprise value. Also, our market approach factored in multiples on recent acquisitions in our industry.

Application of these approaches involved the use of estimates, judgment and assumptions that are highly complex and subjective, including those regarding our future expected revenue, expenses, cash flows, discount rates, market multiples, the selection of comparable public companies and the probability of future events. Changes in any or all of these estimates and assumptions would impact our valuations at each valuation date and could have a material impact on the valuation of our common stock.

Following the completion of our IPO, it is no longer necessary to determine the fair value of our common stock as our shares are traded in the public market.

Income Taxes

Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts, using currently enacted tax rates. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of our deferred tax assets is dependent on generating future taxable income and the reversal of existing temporary differences. Changes in tax laws and assumptions with respect to future taxable income could result in adjustment to these allowances.

The Company recognizes a tax benefit for uncertain tax positions only if the Company believes it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position. The Company evaluates uncertain tax positions after the consideration of all available information.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. The Company evaluates goodwill for impairment in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company has one reporting unit. The Company performs its annual impairment testing of goodwill as of October 1 of each year and in interim periods if events occur that would indicate that it is more likely than not the fair value of the reporting unit is less than carrying value. If the Company’s reporting unit carrying amount exceeds its fair value an impairment charge will be recorded based on that difference. The impairment charge will be limited to the amount of goodwill currently recognized in the Company’s single reporting unit. There is inherent subjectivity involved in estimating future cash flows, which can have a material impact on the amount of any potential impairment. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Other Intangibles, Net

Other intangible assets include customer relationships, developed technology and trademarks acquired in our previous acquisitions, have definite lives, and are amortized over a period ranging from two to twelve years on a straight-line basis. Intangible assets are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value of its fair value. There is inherent subjectivity involved in estimating future cash flows, which can have a material impact on the amount of any potential impairment. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk

The functional currency of our foreign subsidiaries is the U.S. dollar. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Poland, and the Netherlands. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the years ended December 31, 2020 and 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Impact of Inflation

While inflation may impact our net revenue and costs of revenue, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Jamf Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jamf Holding Corp. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota

March 4, 2021

JAMF HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$194,868	$32,433
Trade accounts receivable, net of allowances of $530 and $200 at December 31, 2020 and 2019, respectively	69,056	46,513
Income taxes receivable	632	14
Deferred contract costs	9,959	5,553
Prepaid expenses	13,283	10,935
Other current assets	1,113	3,133
Total current assets	288,911	98,581
Equipment and leasehold improvements, net	12,755	12,477
Goodwill	541,480	539,818
Other intangible assets, net	202,878	235,099
Deferred contract costs	26,770	16,234
Other assets	5,359	2,599
Total assets	$1,078,153	$904,808
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,967	$3,684
Accrued liabilities	31,574	26,927
Income taxes payable	713	819
Deferred revenues	160,443	120,089
Total current liabilities	199,697	151,519
Deferred revenues, noncurrent	45,507	20,621
Deferred tax liability, net	6,422	18,133
Debt	—	201,319
Other liabilities	11,046	9,338
Total liabilities	262,672	400,930
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 and no shares authorized at December 31, 2020 and 2019, respectively; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value, 500,000,000 and 132,000,000 shares authorized at December 31, 2020 and 2019, respectively; 116,992,472 and 102,843,612 shares issued and outstanding at December 31, 2020 and 2019, respectively	117	103
Additional paid‑in capital	903,116	568,756
Accumulated deficit	(87,752)	(64,981)
Total stockholders’ equity	815,481	503,878
Total liabilities and stockholders’ equity	$1,078,153	$904,808

The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue:
Subscription	$249,192	$175,189	$113,040
Services	14,525	19,008	20,206
License	5,734	9,830	13,316
Total revenue	269,451	204,027	146,562
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	39,323	31,539	24,088
Cost of services (exclusive of amortization expense shown below)	10,712	14,224	16,246
Amortization expense	10,753	10,266	8,969
Total cost of revenue	60,788	56,029	49,303
Gross profit	208,663	147,998	97,259
Operating expenses:
Sales and marketing	96,251	71,006	51,976
Research and development	52,431	42,829	31,515
General and administrative	51,904	32,003	22,270
Amortization expense	22,575	22,416	21,491
Total operating expenses	223,161	168,254	127,252
Loss from operations	(14,498)	(20,256)	(29,993)
Interest expense, net	(10,741)	(21,423)	(18,203)
Loss on extinguishment of debt	(5,213)	—	—
Foreign currency transaction loss	(722)	(1,252)	(418)
Other income, net	91	220	221
Loss before income tax benefit	(31,083)	(42,711)	(48,393)
Income tax benefit	8,312	10,111	12,137
Net loss	$(22,771)	$(32,600)	$(36,256)
Net loss per share, basic and diluted	$(0.21)	$(0.32)	$(0.35)
Weighted-average shares used to compute net loss per share, basic and diluted	108,908,597	102,752,092	102,325,465

The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Retained
	Stock Class		Additional	Earnings
	Common		Paid‑In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2017	102,300,010	$102	$561,288	$3,875	$565,265
Exercise of stock options	322,851	1	1,769	—	1,770
Vesting of restricted stock units	26,840	—	—	—	—
Share-based compensation	—	—	2,315	—	2,315
Net loss	—	—	—	(36,256)	(36,256)
Balance, December 31, 2018	102,649,701	103	565,372	(32,381)	533,094
Exercise of stock options	168,391	—	923	—	923
Vesting of restricted stock units	25,520	—	—	—	—
Share-based compensation	—	—	2,461	—	2,461
Net loss	—	—	—	(32,600)	(32,600)
Balance, December 31, 2019	102,843,612	103	568,756	(64,981)	503,878
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions, offering costs and tax	13,500,000	14	322,399	—	322,413
Private placement	85,880	—	2,233	—	2,233
Exercise of stock options	526,460	—	2,985	—	2,985
Vesting of restricted stock units	36,520	—	—	—	—
Share-based compensation	—	—	6,743	—	6,743
Net loss	—	—	—	(22,771)	(22,771)
Balance, December 31, 2020	116,992,472	$117	$903,116	$(87,752)	$815,481

The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(22,771)	$(32,600)	$(36,256)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	38,168	36,807	33,914
Amortization of deferred contract costs	9,647	6,250	3,391
Amortization of debt issuance costs	773	1,120	513
Provision for bad debt expense and returns	1,024	279	37
Loss (gain) on disposal of equipment and leasehold improvements	(29)	(17)	14
Loss on extinguishment of debt	5,213	—	—
Share‑based compensation	6,743	2,461	2,315
Deferred tax benefit	(8,675)	(11,247)	(12,550)
Adjustment to contingent consideration	(1,000)	200	—
Other	(263)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(23,170)	(14,741)	(3,353)
Income tax receivable/payable	(766)	559	(977)
Prepaid expenses and other assets	(4,119)	(4,585)	(2,555)
Deferred contract costs	(24,589)	(17,050)	(13,222)
Deferred taxes	145	—	—
Accounts payable	3,888	1,138	(313)
Accrued liabilities	5,501	6,390	5,965
Deferred revenue	65,125	36,998	32,476
Other liabilities	1,898	(58)	(39)
Net cash provided by operating activities	52,743	11,904	9,360
Cash flows from investing activities
Acquisition, net of cash acquired	(2,512)	(40,173)	(2,893)
Purchases of equipment and leasehold improvements	(4,368)	(7,190)	(2,909)
Proceeds from sale of equipment and leasehold improvements	4	—	—
Net cash used in investing activities	(6,876)	(47,363)	(5,802)
Cash flows from financing activities
Proceeds from debt	—	40,000	—
Debt issuance costs	(1,264)	(1,550)	—
Payment of debt	(205,000)	(10,000)	—
Payment of debt extinguishment costs	(2,050)	—	—
Proceeds from initial public offering, net of underwriting discounts and commissions	326,316	—	—
Cash paid for offering costs	(7,256)	(721)	—
Proceeds from private placement	2,233	—	—
Proceeds from the exercise of stock options	2,985	923	1,770
Net cash provided by financing activities	115,964	28,652	1,770
Effect of exchange rate changes on cash and cash equivalents	604	—	—
Net increase (decrease) in cash and cash equivalents	162,435	(6,807)	5,328
Cash and cash equivalents, beginning of period	32,433	39,240	33,912
Cash and cash equivalents, end of period	$194,868	$32,433	$39,240
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,649	$20,693	$17,835
Cash paid for income taxes, net of refunds	1,394	596	1,461

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

Initial public offering

On July 24, 2020, the Company closed its IPO through which it issued and sold 13,500,000 shares of common stock at the IPO Price. In connection with the IPO, the Company raised approximately $319.0 million after deducting the underwriting discount and commissions of $24.7 million and offering expenses of $7.3 million. Upon completion of the IPO, authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.001 per share.

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

Vista Equity Partners acquisition

On November 13, 2017, Vista acquired a majority share of all the issued and outstanding shares of the Company at the purchase price of $733.8 million (the “Vista Acquisition”). As of December 31, 2020, funds controlled by Vista own approximately 62.3% of our outstanding common stock. As a result, we are a “controlled company” under NASDAQ Global Select Market (“NASDAQ”) corporate governance rules.

Emerging growth company status

We are an emerging growth company as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

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

We will remain an emerging growth company for the first five fiscal years after the completion of our IPO, unless one of the following occurs: (i) our total annual gross revenue is at least $1.07 billion, (ii) we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period, or (iii) we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company.

Certain reclassifications of prior period amounts have been made to conform to the current presentation. In the fourth quarter of 2020, the Company reclassified on-premise subscription revenue from license revenue to subscription revenue in the consolidated statements of operations on a retroactive basis. The amounts reclassified for the years ended December 31, 2019 and 2018 were $16.1 million and $12.7 million, respectively. The revised presentation is consistent with our disaggregated revenue disclosure and is more consistent with how investors and other users of the financial statements evaluate overall subscription revenue. The reclassification had no impact on total revenue.

In 2020, the Company reclassified cash paid for offering costs of $721 thousand during the year ended December 31, 2019 from operating activities to financing activities in the consolidated statements of cash flows as a result of the completion of our IPO. The impact of the reclassification was not material to current or prior period financial statements.

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

Revenue by geographic region as determined based on the end user customer address was as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
The Americas	$208,294	$156,259	$117,454
Europe, the Middle East, India, and Africa	45,971	36,235	20,536
Asia Pacific	15,186	11,533	8,572
	$269,451	$204,027	$146,562

Equipment and leasehold improvements, net by geographic region as determined by the location of the legal entity that owns the asset was as follows:

	December 31,
	2020	2019

	(in thousands)
The Americas	$9,402	$7,991
Europe, the Middle East, India, and Africa	1,976	2,562
Asia Pacific	1,377	1,924
	$12,755	$12,477

Note 2. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Net loss per share of common stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock method. For purposes of the diluted net loss per common share calculation, RSUs and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the years ended December 31, 2020, 2019 and 2018, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

Cash and cash equivalents

The Company considers any highly liquid investments purchased with original or remaining maturities at the time of purchase of three months or less to be cash equivalents. The Company maintains cash in deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Trade receivables, net

Credit is extended to customers in the normal course of business, generally with 30-day payment terms. Receivables are recorded at net realizable value, which includes allowances for doubtful accounts.

The Company reviews the collectability of trade receivables on an ongoing basis. The Company reserves for trade receivables determined to be uncollectible. This determination is based on the delinquency of the account, the financial condition of the customer and the Company’s collection experience. The Company writes-off trade receivable balances against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued.

Activity related to our allowance for doubtful accounts was as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Balance, beginning of period	$200	$60	$60
Bad-debt expense	824	279	37
Accounts written off	(494)	(139)	(37)
Balance, end of period	$530	$200	$60

For the year ended December 31, 2020, the Company had two distributors that accounted for more than 10% of total net revenues. Total receivables related to these distributors were $19.8 million as of December 31, 2020. For the years ended December 31, 2019 and 2018, the Company had one distributor that accounted for more than 10% of total net revenues. Total receivables related to this distributor were $6.0 million as of December 31, 2019.

No single end customer accounted for more than 10% of total revenue for the years ended December 31, 2020, 2019 and 2018.

Equipment and leasehold improvements, net

Equipment and leasehold improvements are recorded at cost less accumulated depreciation. Expenditures for renewals and betterments that extend the life of such assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. These lives are 3 years for computers and server equipment, 3 years for software, 5 years for furniture and fixtures, and the lesser of the lease term or the useful life of the leasehold improvements. Repair and maintenance costs are expensed as incurred. Differences between amounts received and the net carrying value of assets retired or disposed of are charged to income as incurred.

Impairment or disposal of long-lived assets

The Company evaluates the recoverability of its long-lived assets in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, which requires that long-lived assets and finite-lived identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recognized during the year.

Goodwill

The Company evaluates goodwill for impairment in accordance with ASC Topic 350, Goodwill and Other Intangible Assets, which requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company has one reporting unit. The Company performs its impairment testing of goodwill at least annually and more frequently if events occur that would indicate that it is more likely than not the fair value of the reporting unit is less than the carrying value. If the Company’s reporting unit carrying amount exceeds its fair value, an impairment charge will be recorded based on that difference. The impairment charge will be limited to the amount of goodwill currently recognized in the Company’s single reporting unit. The Company performed the annual assessment as of October 1, 2020, and no impairment was identified. No other interim impairment tests were deemed necessary.

Other intangibles, net

Other intangible assets, including customer relationships, developed technology, trademarks and non-competes, acquired in our previous acquisitions, have definite lives and are amortized over a period ranging from 1 to 12 years on a straight-line basis. Intangible assets are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. No impairment losses were recognized during the year.

Debt issuance costs

Costs of debt financing are charged to expense over the lives of the related financing agreements. Remaining costs and the future period over which they would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur. Debt issuance costs for the Company's term loans are recognized as an offset to the Company's debt liability and are amortized using the effective-interest method. Debt issuance costs for the Company’s revolving lines of credit are recognized within other assets and are amortized on a straight-line basis.

Stock split

On July 10, 2020, the Company effected a 110-for-1 stock split of its common stock. The par value of the common stock was not adjusted as a result of the stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have be adjusted retrospectively, where applicable, to reflect this stock split.

Offering costs

Prior to the IPO, the Company capitalized offering costs incurred in connection with the sale of common stock in the IPO, including legal, accounting, printing, and other IPO-related costs. The balance of deferred offering costs included within other current assets as of December 31, 2019 was $2.3 million. Upon completion of the IPO, $7.3 million of deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. During the year ended December 31, 2020, the Company incurred costs of $0.7 million in connection with the sale of common stock in a secondary offering after the IPO. The Company did not receive any proceeds as only certain selling shareholders participated in the offering. These costs were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.

Foreign currency remeasurement

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. The assets, liabilities, revenues and expenses of the Company’s foreign operations are remeasured in accordance with ASC Topic 830, Foreign Currency Matters. Remeasurement adjustments are recorded as foreign currency transaction gains (losses) in the consolidated statements of operations.

Stock-based compensation

The Company applies the provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), in its accounting and reporting for stock-based compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All service-based options outstanding under the Company’s option plans have exercise prices equal to the fair value of the Company’s stock on the grant date. The fair value of these service options is determined using the Black-Scholes option pricing model. The estimated fair value of service-based awards is recognized as compensation expense over the applicable vesting period. All awards expire after 10 years. There were no service options granted during the year ended December 31, 2020. The fair value of each grant of service options during the years ended December 31, 2019 and 2018 was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires judgment to determine.

Expected Term — The expected term of stock options represents the weighted-average period the stock options are expected to be outstanding. For time-based awards, the estimated expected term of options granted is generally calculated as the vesting period plus the midpoint of the remaining contractual term, as the Company does not have sufficient historical information to develop reasonable expectations surrounding future exercise patterns and post-vesting employment termination behavior.

Expected Volatility — The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers, as the Company did not have any trading history for its common stock. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

Risk-Free Interest Rate — The risk-free rate assumption was based on the U.S. Treasury instruments with terms that were consistent with the expected term of the Company’s stock options.

Expected Dividend — The expected dividend assumption was based on the Company’s history and expectation of dividend payouts.

Fair Value of Common Stock — The fair value of the shares of common stock underlying the stock options has historically been the responsibility of and determined by the Company’s board of directors. Because there was no public market for the Company’s common stock prior to our IPO, the board of directors used independent third-party valuations of the Company’s common stock, operating and financial performance, and general and industry-specific economic outlook, amongst other factors.

	Years Ended December 31,
	2020	2019			2018
Expected life of options	—	6.25	years		6.25		years
Expected volatility	—	45.1%	–	45.3%	44.8%	–	46.6%
Risk-free interest rates	—	1.6%	–	1.7%	2.5%	–	2.8%
Expected dividend yield	—			—			—
Weighted-average grant-date fair value	—	$7.29			$2.69

Compensation cost for RSUs is determined based on the fair market value of the Company’s stock at the date of the grant. Stock-based compensation expense is generally recognized over the required service period. Forfeitures are accounted for when they occur.

The Company also grants performance-based awards to certain executives that vest and become exercisable when Vista’s realized cash return on its investment in the Company equals or exceeds $1.515 billion upon a change in control of the Company (“Termination Event”). The terms of the agreement do not specify a performance period for the occurrence of the Termination Event. The contractual term of the awards is 10 years. These options are also referred to as return target options. Beginning in 2019, the Company used a Modified Black-Scholes option pricing model which uses Level 3 inputs for fair value measurement. Prior to 2019, the fair value of the awards were determined using a Monte Carlo simulation, which yielded similar results.

In conjunction with the IPO, the vesting conditions of the performance-based awards were modified to also vest following an IPO and registration and sale of shares by Vista provided that Vista achieves a cash return on its equity investment in the Company equaling or exceeding $1.515 billion. In accordance with ASC 718, we calculated the fair value of these options on the modification date. The value of these options on the date of modification as of June 30, 2020 was $33.0 million. As the awards are not currently considered probable of meeting vesting requirements, no expense has been recognized, and the timing of any future expense recognition is unknown.

	Years Ended December 31,
	2020		2019				2018
Expected life of options	1.50	years	3 - 3.25	years			4.50	years
Expected volatility	55%		50%		–	55%	55%
Risk-free interest rates	0.16%		1.49%		–	1.67%	2.70%
Expected dividend yield	—					—	—
Weighted-average grant-date fair value	$8.95		$6.02				$1.91

Income taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

We use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized when it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. The standard also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

Revenue recognition

The Company applies ASC 606. To determine the appropriate amount of revenue to be recognized in accordance with ASC 606, the Company follows a five-step model as follows:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to the performance obligations in the contract
●	Recognize revenue when or as performance obligations are satisfied

The Company’s revenue is primarily derived from sales of SaaS subscriptions, support and maintenance contracts, software licenses, and related professional services. The Company’s products and services are marketed and sold directly, as well as indirectly through third-party resellers, to the end-user.

The Company assesses the contract term as the period in which the parties to the contract have enforceable rights and obligations. The contract term can differ from the stated term in contracts with certain termination or renewal rights, depending on whether there are substantive penalties associated with those rights. Customer contracts are generally standardized and non-cancelable for the duration of the stated contract term.

Nature of Products and Services

Subscription: Subscription includes SaaS subscription arrangements which include a promise to allow customers to access software hosted by the Company over the contract period, without allowing the customer to take possession of the software or transfer hosting to a third party. Subscription also includes support and maintenance, which includes when-and-if available software updates and technical support on our perpetual and on-premise subscription licenses. Because the subscription represents a stand-ready obligation to provide a series of distinct periods of access to the subscription, which are all substantially the same and that have the same pattern of transfer to the customer, subscriptions are accounted for as a series and revenue is recognized ratably over the contract term, beginning at the point when the customer is able to use and benefit from the subscription. Subscription also includes sales of on-premise subscription arrangements. Licenses for on-premise software provide the customer with a right to use the software as it exists when made available to the customer. Revenue from software licenses is recognized upon transfer of control to the customer, which is typically upon making the software available to the customer.

Services: Services, including training, are often sold as part of new software license or subscription contracts. These services are fulfilled by the Company and with the use of other vendors and do not significantly modify, integrate or otherwise depend on other performance obligations included in the contracts. Services are generally performed over a one- to two-day period and, when sold as part of new software license or subscription contracts, at or near the outset of the related contract. When other vendors participate in the provisioning of the services, the Company recognizes the related revenue on a gross basis as the Company is the principal in these arrangements. Revenue related to services is recognized as the Company’s performance obligation is fulfilled. Related fulfillment costs are recognized as incurred.

License: License includes sales of on-premise perpetual software. Licenses for on-premise software provide the customer with a right to use the software as it exists when made available to the customer. Revenue from software licenses is recognized upon transfer of control to the customer, which is typically upon making the software available to the customer.

Certain contracts may include explicit options to renew maintenance at a stated price. These options are generally priced in line with the SSP and therefore do not provide a material right to the customer. If the option provides a material right to the customer, then the material right is accounted for as a separate performance obligation, and the Company recognizes revenue when those future goods or services underlying the option are transferred or when the option expires.

Significant Judgments

When the Company’s contracts with customers contain multiple performance obligations, the contract transaction price is allocated on a relative SSP basis to each performance obligation. The Company typically determines SSP based on observable selling prices of its products and services.

In instances where SSP is not directly observable, such as with software licenses that are never sold on a stand-alone basis, SSP is determined using information that may include market conditions and other observable inputs. SSP is typically established as ranges, and the Company typically has more than one SSP range for individual products and services due to the stratification of those products and services by customer class, channel type, and purchase quantity, among other circumstances.

Transaction Price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. Revenue from sales is recorded based on the transaction price, which includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained and is included only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company’s contracts with customers may include service level agreements, which entitle the customer to receive service credits, and in certain cases, service refunds, when defined service levels are not met. These arrangements represent a form of variable consideration, which is included in the calculation of the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company estimates the amount of variable consideration at the expected value based on its assessment of legal enforceability, anticipated performance and a review of specific transactions, historical experience, and market and economic conditions. The Company has historically not experienced any significant incidents affecting the defined levels of reliability and performance as required by the contracts and, therefore, the related amounts are not constrained.

Disaggregation of Revenue

The Company separates revenue into subscription and non-subscription categories to disaggregate those revenues that are term-based and renewable from those that are one-time in nature. Revenue from subscription and non-subscription contractual arrangements are as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
SaaS subscription and support and maintenance	$224,514	$159,111	$100,350
On‑premise subscription	24,678	16,078	12,690
Subscription revenue	249,192	175,189	113,040
Professional services	14,525	19,008	20,206
Perpetual licenses	5,734	9,830	13,316
Non‑subscription revenue	20,259	28,838	33,522
Total revenue	$269,451	$204,027	$146,562

Contract Balances

The timing of revenue recognition may not align with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment regardless of whether revenue has been recognized. For multiyear agreements, the Company will either invoice the customer in full at the inception of the contract or annually at the beginning of each annual period. If revenue has not yet been recognized, then a contract liability (deferred revenue) is also recorded. Deferred revenue classified as current in the consolidated balance sheets is expected to be recognized as revenue within one year. Non-current deferred revenue will be fully recognized within five years. If revenue is recognized in advance of the right to invoice, a contract asset is recorded. The balances of contract assets were $0.9 million, $0.5 million and $0.2 million as of December 31, 2020, 2019 and 2018, respectively.

Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance and services in advance.

Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Balance, beginning of the period	$140,710	$100,662	$68,048
Revenue earned	(120,089)	(86,220)	(54,955)
Deferral of revenue	185,329	126,268	87,569
Balance, end of the period	$205,950	$140,710	$100,662

There were no significant changes to our contract assets and liabilities during the years ended December 31, 2020, 2019 and 2018 outside of our sales activities.

In instances where the timing of revenue recognition differs from the timing of the right to invoice, the Company has determined that a significant financing component generally does not exist. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the products and services and not to receive financing from or provide financing to the customer. Additionally, the Company has elected the practical expedient that permits an entity not to recognize a significant financing component if the time between the transfer of a good or service and payment is one year or less.

Payment terms on invoiced amounts are typically 30 days. The Company does not offer rights of return for its products and services in the normal course of business and contracts generally do not include customer acceptance clauses.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancelable amounts to be invoiced. As of December 31, 2020 and 2019, the Company had $224.5 million and $149.5 million, respectively, of remaining performance obligations, with 80% and 86%, respectively, expected to be recognized as revenue over the succeeding 12 months, and the remainder expected to be recognized over the three years thereafter.

Deferred Contract Costs

Sales commissions as well as associated payroll taxes and retirement plan contributions (together, contract costs) that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the consolidated balance sheets when the period of benefit is determined to be greater than one year.

The Company has elected to apply the practical expedient to expense contract costs as incurred when the expected amortization period is one year or less. The judgments made in determining the amount of costs incurred include the portion of the commissions that are expensed in the current period versus the portion of the commissions that are recognized over the expected period of benefit, which often extends beyond the contract term as we do not pay a commission upon renewal of the service contracts. Contract costs are allocated to each performance obligation within the contract and amortized on a straight-line basis over the expected benefit period of the related performance obligations. Contract costs are amortized as a component of sales and marketing expenses in our consolidated statement of operations. We have determined that the expected period of benefit is five years based on evaluation of a number of factors, including customer attrition rates, weighted average useful lives of our customer relationship and developed technology intangible assets, and market factors, including overall competitive environment and technology life of competitors. Total amortization of contract costs for the years ended December 31, 2020, 2019 and 2018 was $9.6 million, $6.2 million and $3.4 million, respectively.

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the years ended December 31, 2020, 2019 or 2018.

Software development costs

Costs related to research, design and development of software products prior to establishment of technological feasibility are charged to software development expense as incurred. Software development costs, if material, are capitalized, beginning when a product’s technological feasibility has been established using the working model approach and ending when a product is available for general release to customers. For the years ended December 31, 2020, 2019 and 2018, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were insignificant. For the years ended December 31, 2020, 2019 and 2018, total research and development costs were $52.4 million, $42.8 million and $31.5 million, respectively.

Advertising costs

Advertising costs are expensed as incurred and presented within selling and marketing in the consolidated statement of operations. Advertising costs were $13.4 million, $8.7 million and $7.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Interest expense, net

For the year ended December 31, 2020, interest expense from debt financing of $10.8 million is offset by interest income from cash investments of $0.1 million. For the year ended December 31, 2019, interest expense from debt financing of $21.9 million is offset by interest income from cash investments of $0.5 million. For the year ended December 31, 2018, interest expense from debt financing of $18.7 million is offset by interest income from cash investments of $0.5 million.

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

Financial Instruments — Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In November 2019, the FASB issued ASU No. 2019-10 Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The update allows the extension of the initial effective date for entities which have not yet adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The standard is effective for annual reporting periods beginning after December 15, 2022, with early adoption permitted. Entities will apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. The Company has not yet adopted ASU 2016-13 and is currently evaluating the effect the standard will have on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations related to their leasing arrangements. The update requires lessees to recognize most leases on their balance sheets, with the exception of short-term leases if a policy election is made, while recognizing lease expense on their income statements in a manner similar to current GAAP. The guidance also requires entities to disclose key quantitative and qualitative information about its leasing arrangements. The Company leases office facilities and vehicles under operating lease agreements. The Company elected the “package of practical expedients” permitted under the transition guidance, which among other things, does not require reassessment of whether contracts entered into prior to adoption are or contain leases, and allows carryforward of the historical lease classification for existing leases. The Company did not elect the “hindsight” practical expedient, and therefore will measure the right-of-use (“ROU”) asset and lease liability using the remaining portion of the lease term at adoption. The Company made an accounting policy election not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Effective January 1, 2021, the Company adopted the standard using the modified retrospective transition approach and recorded ROU assets and operating lease liabilities of approximately $25.0 million and $28.6 million, respectively. The adoption of the new lease standard did not materially impact our consolidated net earnings or consolidated cash flows.

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

Adoption of new accounting pronouncements

Income Taxes

In December 2019, the FASB issued ASU No. 2019 12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019 12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. The Company early adopted the standard in the third quarter of 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurement — Disclosure Framework

In August 2018, the FASB issued ASU No. 2018 13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC Topic 820, Fair Value Measurements. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted the new standard in the first quarter of fiscal year 2020. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.

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

.

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

The Company invests in money market funds and U.S. Treasuries with original or remaining maturities at the time of purchase of three months or less, which are measured and recorded at fair value on a recurring basis. Money market funds are valued based on quoted market prices in active markets and classified within Level 1 of the fair value hierarchy. U.S. Treasuries include treasury bills that generally mature within 30 days and are classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments were as follows:

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$100,000	$—	$—	$100,000
U.S. Treasuries	25,000	—	—	25,000
Total cash equivalents	$125,000	$—	$—	$125,000

The Company did not have any cash equivalents as of December 31, 2019. The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above. The fair value of our debt as of December 31, 2019 was $203.1 million (Level 2). The carrying value of our debt as of December 31, 2019 was $205.0 million. The fair value of our debt was determined using a discounted cash flow analysis based on market rates for similar types of borrowings. Upon closing of the IPO, we repaid the principal amount of our outstanding debt and had no debt outstanding as of December 31, 2020.

Note 4. Equipment and leasehold improvements

Equipment and leasehold improvements are as follows:

	December 31,
	2020	2019

	(in thousands)
Computers	$10,529	$8,505
Software	666	527
Furniture/fixtures	3,417	3,675
Leasehold improvements	7,629	6,523
Capital in progress	698	70
Equipment and leasehold improvements, gross	22,939	19,300
Less: accumulated depreciation	(10,184)	(6,823)
Equipment and leasehold improvements, net	$12,755	$12,477

Depreciation expense was $4.8 million, $4.1 million and $3.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 5. Acquisitions

Mondada

On October 15, 2020, the Company purchased all of the outstanding membership interests of Mondada. Mondada’s Kinobi patch management solutions integrate with Jamf Pro, allowing organizations to extend Jamf Pro’s built-in patch management functionality to include all Mac applications within an environment. The Kinobi solutions aim to help organizations stay secure while taking away the headache of manually monitoring patch updates. The Company accounted for the acquisition by applying the acquisition method of accounting for business combinations in accordance with ASC Topic 805. The total purchase price was $2.7 million. The acquisition was funded with cash on hand. Acquisition-related expenses were expensed as incurred and totaled $0.2 million. These expenses were recognized as acquisition costs in general and administrative expenses in the statement of operations during the year ended December 31, 2020.

Separately identifiable intangible assets acquired consist of developed technology and customer relationships. The fair value of the acquired developed technology was estimated to be $1.0 million using a cost approach, which estimates the cost to recreate the technology. The estimated useful life of the acquired developed technology is 5 years. The fair value of the acquired customer relationships was estimated to be $0.1 million using an excess earnings methodology. The estimated useful life of the acquired customer relationships is 6 years. For more details on the Company’s intangible assets, see Note 6.

The following table summarizes the fair value of consideration transferred and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets acquired:
Cash	$17
Other current assets	71
Long‑term assets	12
Deferred tax asset	5
Liabilities assumed:
Accounts payable and accrued liabilities	(25)
Deferred revenue	(123)
Intangible assets acquired	1,111
Goodwill	1,662
Total purchase consideration	$2,730

The goodwill recognized in this acquisition is primarily attributable to the workforce acquired and the expected synergies of integrating Mondada’s Kinobi patch management solutions with Jamf Pro. The goodwill is not deductible for income tax purposes.

Pro forma results of operations for this acquisition were not presented as the effects were not material to our financial results.

ZuluDesk B.V.

On February 1, 2019, the Company purchased all of the outstanding membership units of ZuluDesk whose products are designed to offer a cost-effective mobile device management system for today’s modern digital classroom. ZuluDesk’s software complement the Company’s existing product offerings. The Company accounted for the acquisition by applying the acquisition method of accounting for business combinations in accordance with ASC Topic 805. The final aggregate purchase price was approximately $38.6 million. This acquisition was funded by term debt and borrowings under a revolving line of credit. The goodwill represents the excess of the purchase consideration over the fair value of the underlying net identifiable assets. The goodwill recognized in this acquisition is primarily attributable to the offerings in mobile device management of ZuluDesk and its assembled workforce. The goodwill is not deductible for income tax purposes.

The fair value of the separately identifiable intangible assets acquired, consisting of trademarks, customer relationships and developed technology, was estimated by applying an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The weighted-average economic life of the intangible assets acquired is 7 years. For more details on the intangible assets, see Note 6.

Acquisition-related expenses were expensed as incurred and totaled $0.9 million for the year ended December 31, 2019. These expenses were recognized as acquisition costs in general and administrative expenses. ZuluDesk contributed revenue and net loss of $4.5 million and $0.3 million, respectively, from February 1, 2019 through December 31, 2019, excluding the effects of the acquisition and integration costs. The Company used borrowings under the Prior Term Loan Facility to complete the acquisition.

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

Pro forma results are not presented for 2019 as the acquisition occurred in February and would not be materially different from the actual results of operations for the year ended December 31, 2019.

Digita Security LLC

On July 26, 2019, the Company purchased all of the outstanding membership interests of Digita. With this acquisition, Digita’s acquired technology complements the Company’s existing Apple management, authentication and account management solutions with a security offering to provide a more robust suite of capabilities and service offerings in the Apple enterprise market. The Company accounted for the acquisition by applying the acquisition method of accounting for business combinations in accordance with ASC Topic 805. The acquisition aggregate purchase consideration totaled $14.4 million, which included contingent purchase consideration with an estimated fair value of $9.0 million and the remainder provided for with cash. Acquisition-related expenses were expensed as incurred and totaled $0.5 million. These expenses were recognized as acquisition costs in general and administrative expenses in the statement of operations during the year ended December 31, 2019. Goodwill in the amount of $1.7 million is deductible for income tax purposes.

The maximum contingent consideration is $15.0 million if the acquired business achieves certain revenue milestones by December 31, 2022. The estimated fair value of these contingent payments is determined using a Monte Carlo simulation model, which uses Level 3 inputs for fair value measurements, including assumptions about probability of growth of subscription services and the related pricing of the services offered. During the years ended December 31, 2020 and 2019, the fair value of the contingent consideration was decreased by $1.0 million and increased by

$0.2 million, respectively, which was reflected in general and administrative expenses in the consolidated statement of operations. The adjustment for the year ended December 31, 2020 primarily reflects a decrease in the liability due to updated assumptions about the probability of change in control in light of our IPO, partially offset by an increase in the liability due to updated assumptions about the probability of growth of subscription services. As of December 31, 2020 and 2019, the fair value of the contingent consideration was $8.2 million and $9.2 million, respectively, which is included in other liabilities in the consolidated balance sheets.

In addition, the terms of the purchase agreement provided for additional future payments to the Digita shareholders in the amount of up to $5.0 million if certain key employees continued their employment with the Company through December 31, 2020. The Company recognized compensation expense of $5.0 million in general and administrative expense in the statements of operations during the year ended December 31, 2020.

The fair value of the acquired developed technology was estimated by discounting future net cash flows to their present value at market-based rates of return (income approach). The estimated useful life of the acquired developed technology is estimated to be 5 years. For more details on the Company’s intangible assets, see Note 6. Pro forma results of operations for this acquisition were not presented as the effects were not material to our financial results.

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

Orchard & Grove, Inc.

On September 18, 2018, pursuant to an agreement by and among Orchard & Grove, Inc. and JAMF Software, LLC (a subsidiary of the Company), all of the issued and outstanding shares of Orchard & Grove were acquired for $2.1 million. The purchase price was funded with cash on hand. The Company accounted for the acquisition by applying the acquisition method of accounting for business combinations in accordance with ASC Topic 805. Orchard & Grove developed authentication software that makes it easier for IT administrators to manage user access. The Company acquired this technology to improve the user experience for its own customers. Pro forma results of operations for this acquisition were not presented as the effects were not material to our financial results.

The acquired tangible and intangible assets and assumed liabilities are as follows (in thousands):

Assets acquired:
Cash	$138
Other current assets	71
Long‑term assets	10
Liabilities assumed:
Accounts payable and accrued liabilities	(73)
Deferred revenue	(138)
Deferred tax liability	(356)
Intangible assets acquired	1,580
Goodwill	835
Total purchase consideration	$2,067

For the Vista Acquisition, during the period ended December 31, 2018, the Company recognized a measurement-period adjustment of $1.0 million related to the finalization of a working capital adjustment that increased the consideration paid and goodwill, as well as an adjustment of $0.5 million related to the finalization of a research and development tax credit that decreased the net deferred tax liability and goodwill.

Note 6. Goodwill and other intangible assets

The change in the carrying amount of goodwill is as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Goodwill, beginning of period	$539,818	$501,145	$499,892
Goodwill acquired	1,662	38,673	1,253
Goodwill, end of period	$541,480	$539,818	$501,145

The gross carrying amount and accumulated amortization of intangible assets other than goodwill are as follows:

					Weighted‑
					Average
			Accumulated	Net Carrying	Remaining
	Useful Life	Gross Value	Amortization	Value	Useful Life

		(in thousands)
Trademarks	1 - 8 years	$34,320	$9,167	$25,153	5.8 years
Customer relationships	2 - 12 years	214,320	37,564	176,756	9.7 years
Developed technology	5 years	53,560	20,419	33,141	3.2 years
Non‑competes	2 years	90	41	49	1.1 years
Balance, December 31, 2019		$302,290	$67,191	$235,099

Trademarks	8 years	$34,320	$13,454	$20,866	4.8 years
Customer relationships	2 - 12 years	214,428	55,810	158,618	8.7 years
Developed technology	5 years	54,563	31,173	23,390	2.3 years
Non‑competes	2 years	90	86	4	0.1 years
Balance, December 31, 2020		$303,401	$100,523	$202,878

Amortization expense was $33.3 million, $32.7 million and $30.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Future estimated amortization expense as of December 31, 2020 is as follows (in thousands):

Years ending December 31:
2021	$33,409
2022	32,222
2023	24,436
2024	23,140
2025	22,080
Thereafter	67,591
$202,878

There were no impairments to goodwill or intangible assets recorded for the years ended December 31, 2020, 2019 and 2018.

Note 7. Commitments and contingencies

Operating Leases

The Company leases office facilities and office equipment under operating leases that expire at various dates through February 2030. The office facility leases require annual base rent, plus real estate taxes, utilities, insurance and maintenance costs. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $5.3 million, $4.8 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Certain of these leases are with a related party. Rent expense with related parties, including the Company’s share of the lessors’ operating expenses, was $1.1 million, $1.3 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Approximate future minimum lease payments under non-cancelable operating leases with unrelated and related parties as of December 31, 2020 are as follows (in thousands):

	Unrelated	Related	Total
Years ending December 31:
2021	$4,758	$1,079	$5,837
2022	4,294	1,090	5,384
2023	4,146	1,101	5,247
2024	3,705	832	4,537
2025	2,551	—	2,551
Thereafter	9,482	—	9,482
	$28,936	$4,102	$33,038

Hosting Services and Other Support Software Agreements

The Company has various contractual agreements for hosting services and other support software. The below table reflects the minimum payments under these agreements as of December 31, 2020 (in thousands):

Unrelated
Years ending December 31:
2021	$14,431
2022	17,479
2023	3,855
2024	—
2025	—
Thereafter	—
$35,765

Contingencies

From time to time, the Company may be subject to various claims, charges and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company had no liabilities for contingencies as of December 31, 2020 and 2019.

Note 8. Debt

On July 27, 2020, the Company entered into a new secured credit agreement (the “New Credit Agreement”) for an initial revolving credit facility of $150.0 million (the “New Revolving Credit Facility”), which may be increased or decreased under specific circumstances, with a $25.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the New Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. The maturity date of the New Credit Agreement is July 27, 2025. The New Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants and events of default. We were in compliance with such covenants as of December 31, 2020. As of December 31, 2020, we had $1.0 million of letters of credit outstanding under our New Revolving Credit Facility. In the third quarter of 2020, the Company recorded debt issuance costs of $1.3 million, which are amortized to interest expense over the term of the New Credit Agreement. As of December 31, 2020, debt issuance costs of $1.1 million are included in other assets in the consolidated balance sheets.

The interest rates applicable to revolving borrowings under the New Credit Agreement are, at the Company’s option, either (i) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% and (c) the Adjusted LIBO Rate (subject to a floor) for a one month interest period (each term as defined in the New Credit Agreement) plus 1.00%, or (ii) the Adjusted LIBO Rate (subject to a floor) equal to the LIBO Rate for the applicable interest period multiplied by the Statutory Reserve Rate, plus in the case of each of clauses (i) and (ii), the Applicable Rate. The Applicable Rate (i) for base rate loans range from 0.25% to 1.00% per annum and (ii) for LIBO Rate loans range from 1.25% to 2.00% per annum, in each case, based on the Senior Secured Net Leverage Ratio (as such term is defined in the New Credit Agreement). Base rate borrowings may only be made in dollars. The Company pays a commitment fee during the term of the New Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio.

On November 13, 2017, the Company entered into the Prior Credit Agreement. The Prior Credit Agreement provided a Prior Term Loan Facility of $175.0 million with a maturity date of November 13, 2022 and a prior revolving credit facility (“Prior Revolving Credit Facility”) of $15.0 million with a maturity date of November 13, 2022. On January 30, 2019, the Company entered into a First Amended Credit Agreement, which increased the Prior Term Loan Facility to $205.0 million. The Amended Credit Agreement provided for additional funding for the ZuluDesk acquisition. On April 13, 2019, the Company entered into a Second Amended Credit Agreement, which adjusted the rate for both the Prior Term Loans and Credit Facilities. Upon the closing of our IPO, the Company repaid the Prior Credit Agreement. See Note 1 for more information.

The amount of debt issuance costs related to the Prior Term Loan Facility offsetting the debt in the consolidated balance sheets as of December 31, 2019 was $3.7 million. The amount of debt issuance costs related to the Prior Revolving Credit Facility in other assets in the consolidated balance sheets as of December 31, 2019 was $0.2 million.

The contract interest rate on the Prior Term Loan Facility was 8.91% per annum as of December 31, 2019. The effective interest rate was 9.62% per annum as of December 31, 2019. The effective interest rate was higher than the contract rate due to amortization of debt issuance costs related to the Prior Term Loan Facility. The interest rate for the Prior Revolving Credit Facility was 7.00% as of December 31, 2019. As of December 31, 2019, the Company had used $1.2 million as collateral for office space letters of credit. The Company was required to pay a commitment fee on the average daily unused portion of the Prior Revolving Credit Facility of 0.50% per annum and a fee of 2.95% per annum for the outstanding letters of credit, generating expenses of $0.1 million for the years ended December 31, 2020 and 2019.

The Prior Term Loan Facility contained affirmative and negative operating covenants applicable to the Company and its restricted subsidiaries. We were in compliance with these covenants as of December 31, 2019.

Note 9. Share-based compensation

On July 21, 2020, the Company adopted the Jamf Holding Corp. Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. The maximum number of shares of common stock available for issuance under the 2020 Plan is 14,800,000 shares. In conjunction with the closing of the IPO, our Board granted awards under the 2020 Plan to certain of our employees, representing an aggregate of 1,256,538 shares of common stock. As of December 31, 2020, 13,506,893 shares of common stock are reserved for additional grants under the Plan.

The 2017 Stock Option Plan (“2017 Option Plan”) became effective November 13, 2017, upon the approval of the board of directors and serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation program for its officers and other eligible employees. The aggregate number of shares of common stock that may be issued under the 2017 Option Plan may not exceed 8,470,000 shares. As of December 31, 2020, 128,928 shares of common stock are reserved for additional grants under the Plan. All stock options granted by the Company were at an exercise price at or above the estimated fair market value of the Company’s common stock as of the grant date. No options were granted during the year ended December 31, 2020.

The table below summarizes return target options activity for the years ended December 31, 2020, 2019 and 2018:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (Years)	(in thousands)
Outstanding, January 1, 2018	2,105,772	$5.49		$—
Granted	183,884	5.54		—
Exercised	—	—		—
Forfeitures	(89,467)	5.49		—
Outstanding, December 31, 2018	2,200,189	5.49	8.9	—
Granted	1,653,209	8.29		—
Exercised	—	—		—
Forfeitures	(165,734)	5.49		—
Outstanding, December 31, 2019	3,687,664	6.75	8.8	29,908
Granted	—	—		—
Exercised	—	—		—
Forfeitures	—	—		—
Outstanding, December 31, 2020	3,687,664	$6.75	7.8	$85,444
Options exercisable at December 31, 2020	—	$—	—	$—
Vested or expected to vest at December 31, 2020	—	$—	—	$—

There was approximately $33.0 million of unrecognized compensation expense related to these return target options as of December 31, 2020. See Note 2 for the Company’s policy on recognizing expense for return target options. The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options.

Restricted stock unit activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

		Per Unit
	Units	Fair Value
Outstanding, January 1, 2018	26,840	$5.49
Granted	25,520	5.87
Restrictions lapsed	(26,840)	5.49
Forfeited	—	—
Outstanding, December 31, 2018	25,520	5.87
Granted	36,520	12.60
Restrictions lapsed	(25,520)	5.87
Forfeited	—	—
Outstanding, December 31, 2019	36,520	12.60
Granted	1,317,719	26.33
Restrictions lapsed	(36,520)	12.60
Forfeited	(24,612)	26.00
Outstanding, December 31, 2020	1,293,107	$26.34

RSUs under the 2020 Plan vest ratably over four years. RSUs under the 2017 Option Plan vest 100% on the one-year anniversary of the date of the grant. The estimated compensation cost of the restricted stock award, which is equal to the fair value of the award on the date of grant, is recognized on a straight-line basis over the vesting period. There was $30.4 million of total unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 3.6 years as of December 31, 2020.

The table below summarizes the service-based option activity for the years ended December 31, 2020, 2019 and 2018:

			Weighted‑
		Weighted‑	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (Years)	(in thousands)
Outstanding, January 1, 2018	4,122,070	$5.49		$—
Granted	535,957	5.62		—
Exercised	(322,851)	5.49		123
Forfeitures	(89,467)	5.49		—
Outstanding, December 31, 2018	4,245,709	5.51	8.9	—
Granted	212,668	8.21		—
Exercised	(168,391)	5.49		256
Forfeitures	(216,700)	5.49		—
Outstanding, December 31, 2019	4,073,286	5.65	8.1	37,520
Granted	—	—		—
Exercised	(526,460)	5.67		13,899
Forfeitures	—	—		—
Outstanding, December 31, 2020	3,546,826	$5.65	7.1	$86,098
Options exercisable at December 31, 2020	2,226,006	$5.53	7.0	$54,298
Vested or expected to vest at December 31, 2020	3,546,826	$5.65	7.1	$86,098

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options on the last date of the period. The total fair value of service-based options vested during the years ended December 31, 2020, 2019 and 2018 was $2.6 million, $2.4 million and $2.0 million, respectively. There was $3.3 million of unrecognized compensation expense related to service-based stock options that is expected to be recognized over a weighted-average period of 1.7 years as of December 31, 2020.

The Company recognized stock-based compensation expense as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Cost of revenue:
Subscription	$732	$194	$225
Services	139	—	—
Sales and marketing	1,748	460	529
Research and development	1,533	394	239
General and administrative	2,591	1,413	1,322
	$6,743	$2,461	$2,315

The Company recognized a tax benefit related to stock-based compensation of $3.8 million, $0.5 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 10. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2020	2019	2018

	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(22,771)	$(32,600)	$(36,256)
Denominator:
Weighted‑average shares used to compute net loss per share, basic and diluted	108,908,597	102,752,092	102,325,465
Basic and diluted net loss per share	$(0.21)	$(0.32)	$(0.35)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the years ended December 31, 2020, 2019 and 2018, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been antidilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Years Ended December 31,
	2020	2019	2018
Stock options outstanding	7,234,490	7,760,950	6,445,898
Unvested restricted stock units	1,293,107	36,520	25,520
Total potential dilutive securities	8,527,597	7,797,470	6,471,418

Note 11. Employee benefit plans

The Company offers a retirement savings plan that covers U.S. employees, whereby eligible employees may contribute a portion of their gross earnings to the plan, subject to certain limitations. In addition, the Company contributes an amount each pay period, equal to 3 percent of the employee’s salary, on the first $275,000 of earnings. The Company recognized expense related to contributions to this plan totaling $3.2 million, $2.5 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 12. Long-term incentive plan

In 2018, the Company established a long-term incentive plan for certain employees. Under the plan, the employees will receive cash payments upon achievement of the same conditions of the Company’s return target options. In conjunction with the IPO, the conditions of the long-term incentive plan were modified to also vest following an IPO and registration and sale of shares by Vista provided that Vista achieves a cash return on its equity investment in the Company equaling or exceeding $1.515 billion. As of December 31, 2020 and 2019, the Company had executed individual agreements with employees to pay $6.8 million and $5.9 million, respectively, upon achievement of the plan conditions. Consistent with the return target options, as of December 31, 2020 and 2019, no expense or liability has been recognized as the conditions for payment have not occurred.

Note 13. Income taxes

The components of income tax expense (benefit) attributable to continuing operations were as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Current:
Federal	$(551)	$(7)	$(38)
State	(73)	138	123
Foreign	987	1,013	328
Deferred:
Federal	(10,343)	(8,990)	(10,625)
State	(212)	(1,638)	(1,947)
Foreign	1,880	(627)	22
	$(8,312)	$(10,111)	$(12,137)

The income tax benefit differs from the amount of income tax benefit determined by applying the statutory U.S. federal income tax rate to pretax loss due to the following:

	Years Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax benefit, net of federal tax effect	4.9	2.8	3.4
Permanent differences	(0.7)	(0.5)	(0.3)
Foreign rate differential	(0.7)	0.2	(0.1)
Remeasurement gain/loss	(2.2)	0.5	0.0
Tax credits	3.5	2.2	2.3
Valuation allowance	(5.3)	(1.1)	(0.5)
Stock-based compensation	7.5	—	—
Transaction costs	(0.5)	(0.4)	(0.1)
Deferred rate change	(1.0)	(0.3)	(0.2)
GILTI inclusion	—	(0.5)	(1.3)
Other	0.2	(0.2)	0.9
	26.7%	23.7%	25.1%

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$113	$49
Accrued compensation	3,119	1,911
Deferred revenue	3,724	2,554
Stock-based compensation	1,938	882
Federal tax credits	4,099	3,301
Net operating losses	27,103	25,157
State tax credits	1,640	1,383
Business interest limitation	9,829	7,945
Other	1,942	1,464
Gross deferred tax assets	53,507	44,646
Valuation allowance	(2,923)	(1,213)
Total deferred tax assets	50,584	43,433
Deferred tax liabilities:
Prepaid items	(853)	(691)
Deferred contract costs	(9,169)	(5,322)
Intangibles and other	(46,898)	(55,553)
Gross deferred tax liabilities	(56,920)	(61,566)
Net deferred tax liabilities	$(6,336)	$(18,133)

As of December 31, 2020, the Company had a U.S. federal net operating loss carryforward of approximately $109.3 million, a foreign net operating loss carryforward of approximately $0.1 million, federal research and development credits of approximately $4.4 million and foreign tax credits of approximately $0.1 million. The Company also had state net operating loss carryforwards of approximately $64.2 million and state credits for research and development of approximately $2.2 million. Approximately $99.1 million of the federal net operating loss carryforwards will begin to expire in 2037. The remainder of the federal net operating losses of $10.2 million are carried forward indefinitely. The state net operating loss carryforwards will begin to expire in 2024 and are available to offset future taxable income or reduce taxes payable through 2039. The federal research and development credits, state research and development credits and foreign tax credits will begin expiring in 2033, 2026, and 2023, respectively.

A company’s ability to utilize a portion of its net operating loss carryforwards to offset future taxable income may be subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. The Company conducted a Section 382 analysis and determined that although an ownership change occurred in a prior period, all net operating losses are fully available as of December 31, 2020.

As of December 31, 2020, the Company established a valuation allowance against certain deferred tax assets to reduce the total to an amount management believed was appropriate. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The Company established its valuation allowance against all the states with ending deferred tax assets, foreign tax credits and Netherlands tax attributes generated prior to 2020, which the Company has determined are more likely than not to be unrealized. The valuation allowance increased by $1.7 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Balance, January 1	$496	$425	$245
Additions based on tax positions related to the current year	130	104	111
Additions based on tax positions related to prior years	44	19	83
Reductions based on tax positions related to prior years	—	(52)	(14)
Balance, December 31	$670	$496	$425

If recognized, the total amount of unrecognized tax benefit that would affect the effective income tax rate is $0.6 million, $0.4 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, Minnesota, and various other state and foreign jurisdictions. With few exceptions, the Company is not subject to U.S. federal, foreign, state and local income tax examinations by tax authorities for years before 2017. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, including past experience and complex judgements about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as additional income tax expense. During the years ended December 31, 2020, 2019 and 2018, the Company did not recognize material income tax expense related to interest and penalties.

New tax legislation

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes to net operating loss carryback periods, limitations on interest deductions and suspension of certain payment requirements for the employer portion of social security taxes as well as the creation of certain refundable employee retention credits and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The most significant relief measure which the Company qualifies for is the payroll tax deferral. Beginning with pay dates on and after April 17, 2020, the Company has elected to defer the employer-paid portion of social security taxes, resulting in an accrual of $3.8 million as of December 31, 2020. The deferred portion of payroll taxes is payable in increments of $1.9 million due December 31, 2021 and 2022 classified in accrued liabilities and other liabilities, respectively.

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

Note 14. Related-party transactions

The Company made pledges to the Jamf Nation Global Foundation (“JNGF”) of $0.5 million, $1.1 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, the Company accrued $0.9 million and $1.0 million, respectively, which are included in accrued liabilities in the consolidated balance sheets. The Company has an ongoing lease agreement for office space in Eau Claire, Wisconsin with an entity in which a related party is a minority owner. See Note 7 for further discussion of this lease agreement. The Company may engage in transactions in the ordinary course of business with other companies whose directors or officers may also serve as directors or officers for the Company. The Company carries out these transactions on customary terms.

Vista is a U.S.-based investment firm that controls the funds which own a majority of the Company. The Company has paid for consulting services and other expenses related to services provided by Vista and Vista affiliates. The total expenses incurred by the Company for these services were $0.3 million, $1.0 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had less than $0.1 million in accounts payable related to these expenses as of December 31, 2020 and no amounts in accounts payable related to these expenses as of December 31, 2019.

The Company also has revenue arrangements with Vista affiliates. The Company recognized revenue related to these arrangements of $1.0 million, $0.7 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had $0.3 million in accounts receivable related to these agreements as of December 31, 2020 and no amounts in accounts receivable related to these agreements as of December 31, 2019.

In addition, the Company pays for services with Vista affiliates in the normal course of business. The total expenses incurred by the Company for services with Vista affiliates were $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had $0.1 million in accounts payable related to these expenses as of December 31, 2020 and no amounts in accounts payable related to these expenses as of December 31, 2019.

Prior to its termination and repayment in full on July 27, 2020, the Company had the Prior Term Loan Facility and, pursuant to the Company’s Prior Credit Agreement, the Prior Revolving Credit Facility with a consortium of lenders for a principal amount of $205.0 million and principal committed amount of $15.0 million, respectively. As of December 31, 2019, affiliates of Vista held $34.9 million of the Prior Term Loan Facility and there were no amounts drawn on the Prior Revolving Credit Facility. During the years ended December 31, 2020, 2019 and 2018, affiliates of Vista were paid $2.1 million, $3.4 million and $3.7 million, respectively, in interest on the portion of the Prior Term Loan Facility held by them.

Note 15. Condensed financial information (Parent Company only)

Jamf Holding Corp.

(Parent Company only)

Condensed Balance Sheet

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—
Investment in subsidiaries	815,481	503,878
Total assets	$815,481	$503,878

Liabilities and stockholders’ equity
Current liabilities:
Current liabilities	$—	$—
Total current liabilities	—	—
Other liabilities	—	—
Total liabilities	—	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 and no shares authorized at December 31, 2020 and 2019, respectively; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value, 500,000,000 and 132,000,000 shares authorized at December 31, 2020 and 2019, respectively; 116,992,472 and 102,843,612 shares issued and outstanding at December 31, 2020 and 2019, respectively	117	103
Additional paid-in capital	903,116	568,756
Accumulated deficit	(87,752)	(64,981)
Total stockholders’ equity	815,481	503,878
Total liabilities and stockholders’ equity	$815,481	$503,878

Jamf Holding Corp.

(Parent Company only)

Condensed Statement of Operations

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Revenue	$—	$—	$—
Operating expenses	—	—	—
Income from operations	—	—	—
Other income (expense), net	—	—	—
Income before income taxes and equity in net income of subsidiaries	—	—	—
Benefit for income taxes	—	—	—
Equity in net loss of subsidiaries	(22,771)	(32,600)	(36,256)
Net loss	$(22,771)	$(32,600)	$(36,256)

Basis of presentation

Jamf Holding Corp., which is owned by Vista, owns 100% of Juno Intermediate, Inc, which owns 100% of JAMF Holdings Inc. (“Holdings”), which owns 100% of JAMF Software, LLC and JAMF International, Inc., our primary operating subsidiaries. Juno Topco, Inc. was incorporated in Delaware in 2017 and became the ultimate parent of JAMF Software, LLC and JAMF International, Inc. through the Vista Acquisition. Effective June 25, 2020, the name of our company was changed from Juno Topco, Inc. to Jamf Holding Corp.

Jamf Holding Corp. is a holding company with no material operations of its own that conducts substantially all of its activities through its subsidiaries. Accordingly, Jamf Holding Corp. is dependent upon distributions from Holdings to fund its limited, non-significant operating expenses. Jamf Holding Corp. has no direct outstanding debt obligations. However, Holdings, as borrower under its Credit Facilities, is limited in its ability to declare dividends or make any payment on account of its capital stock to, directly or indirectly, fund a dividend or other distribution to Jamf Holding Corp., subject to limited exceptions, including (1) stock repurchases, (2) unlimited amounts subject to compliance with a 6.0 to 1.0 total leverage ratio giving pro forma effect to any distribution, (3) amounts not to exceed the greater of (i) $20 million and (ii) 20% of EBITDA in any reference period and (4) payment of Jamf Holding Corp.’s overhead expenses. Due to the aforementioned qualitative restrictions, substantially all of the assets of Jamf Holding Corp.’s subsidiaries are restricted. For a discussion of the Credit Facilities, see Note 8.

These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, Jamf Holding Corp.’s investment in subsidiaries is presented under the equity method of accounting. A condensed statement of cash flows was not presented because Jamf Holding Corp. has no material operating, investing, or financing cash flow activities for the years ended December 31, 2020, 2019 and 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, these parent-only statements should be read in conjunction with the accompanying notes to consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the Proxy Statement relating to our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020 and is incorporated in this report by reference.

Code of Ethics

We adopted a Code of Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our Code of Ethics is available on our website at ir.jamf.com under “Corporate Governance.” We intend to disclose any amendments to our Code of Ethics, or any waivers of its requirements, on our website.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Party Transactions

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated in this report by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated in this report by reference.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K are as follows:

1.	Consolidated Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are not required, not applicable or the required information is included in the Consolidated Financial statements or notes thereto.

3.	Exhibits

The following documents are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein.

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of Jamf Holding Corp., dated July 24, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 27, 2020).

3.2	Amended and Restated Bylaws of Jamf Holding Corp., dated July 24, 2020 (incorporated by reference to the Company’s Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on July 27, 2020).

4.1

Registration Rights Agreement, dated July 24, 2020, by and among the Company and the other signatories party thereto (incorporated by reference to the Company’s Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 27, 2020).

4.2	Description of Securities, filed herewith.

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Jamf Holding Corp.’s Registration Statement on Form S-1 filed with the SEC on June 29, 2020).

10.2+	Jamf Holding Corp. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Jamf Holding Corp.’s Registration Statement on Form S-8 filed with the SEC on July 24, 2020).

10.3+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-239535), filed with the SEC on June 29, 2020).

10.4+	Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No. 333-239535), filed with the SEC on June 29, 2020).

10.5+

Form of Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-239535), filed with the SEC on June 29, 2020).

10.6+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-239535), filed with the SEC on June 29, 2020).

10.7+

Amended and Restated Jamf Holding Corp 2017 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Jamf Holding Corp.’s Registration Statement on Form S-8 filed with the SEC on July 24, 2020).

10.8+

Form of Amended and Restated Jamf Holding Corp. Stock Option Plan Grant Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (No. 333-239535), filed with the SEC on June 29, 2020).

10.9

Credit Agreement, dated as of July 27, 2020, by and among JAMF Holdings, Inc., as borrower, Juno Intermediate, Inc., as a guarantor, Juno Parent, LLC, as a guarantor, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to the Company’s Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 29, 2020).

10.10

Amended and Restated Director Nomination Agreement, dated September 1, 2020, by and among the Company and the signatories party thereto (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 2, 2020).

10.11

Master Services Agreement, effective as of November 13, 2017, by and between Vista Consulting Group, LLC and JAMF Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-239535) filed with the SEC on June 29, 2020).

10.12+

Letter Agreement, dated as of October 20, 2017, between JAMF Holdings, Inc. and Dean Hager (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-239535) filed with the SEC on June 29, 2020).

10.13+

Letter Agreement, dated as of November 20, 2017, between JAMF Holdings, Inc. and Jill Putman (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-239535) filed with the SEC on June 29, 2020).

10.14+

Letter Agreement, dated as of November 20, 2017, between JAMF Holdings, Inc. and John Strosahl (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (333-239535) filed with the SEC on June 29, 2020).

21.1	List of subsidiaries of Jamf Holding Corp.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+ Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAMF HOLDING CORP. (Registrant)

Date: March 4, 2021	By:	/s/ Ian Goodkind
Ian Goodkind
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ean
Date: March 4, 2021	By:	/s/ Dean Hager
Dean Hager
Chief Executive Officer and Director (Principal Executive Officer)

ill
Date: March 4, 2021	By:	/s/ Jill Putman
Jill Putman
Chief Financial Officer (Principal Financial Officer)

Date: March 4, 2021	By:	/s/ Ian Goodkind
Ian Goodkind
Chief Accounting Officer (Principal Accounting Officer)

Date: March 4, 2021	By:	/s/ Betsy Atkins
Betsy Atkins
Director

Date: March 4, 2021	By:	/s/ David A. Breach
David A. Breach
Director

Date: March 4, 2021	By:	/s/ Andre Durand
Andre Durand
Director

Date: March 4, 2021	By:	/s/ Michael Fosnaugh
Michael Fosnaugh
Director

Date: March 4, 2021	By:	/s/ Charles Guan
Charles Guan
Director

Date: March 4, 2021	By:	/s/ Kevin Klausmeyer
Kevin Klausmeyer

Director

hrist
Date: March 4, 2021	By:	/s/ Christina Lema
Christina Lema
Director

Date: March 4, 2021	By:	/s/ Martin Taylor
Martin Taylor
Director