Form 10-Q
period 2021-03-31
Jamf Holding Corp.
filed 2021-05-11
CIK 1721947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

On May 7, 2021, the Registrant had 117,725,132 shares of common stock, $0.001 par value, outstanding.

Jamf Holding Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMF HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$196,190	$194,868
Trade accounts receivable, net of allowances of $603 and $530 at March 31, 2021 and December 31, 2020, respectively	75,882	69,056
Income taxes receivable	632	632
Deferred contract costs	11,155	9,959
Prepaid expenses	15,009	13,283
Other current assets	2,325	1,113
Total current assets	301,193	288,911
Equipment and leasehold improvements, net	16,965	12,755
Goodwill	541,850	541,480
Other intangible assets, net	197,504	202,878
Deferred contract costs	28,774	26,770
Other assets	28,898	5,359
Total assets	$1,115,184	$1,078,153
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,744	$6,967
Accrued liabilities	28,131	31,574
Income taxes payable	1,153	713
Deferred revenues	167,868	160,443
Total current liabilities	202,896	199,697
Deferred revenues, noncurrent	53,711	45,507
Deferred tax liability, net	5,475	6,422
Other liabilities	33,839	11,046
Total liabilities	295,921	262,672
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at March 31, 2021 and December 31, 2020; 117,705,895 and 116,992,472 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	118	117
Additional paid‑in capital	909,966	903,116
Accumulated deficit	(90,821)	(87,752)
Total stockholders’ equity	819,263	815,481
Total liabilities and stockholders’ equity	$1,115,184	$1,078,153

The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription	$74,923	$54,618
Services	4,003	4,010
License	2,242	1,762
Total revenue	81,168	60,390
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	12,014	9,248
Cost of services (exclusive of amortization expense shown below)	2,465	3,086
Amortization expense	2,777	2,677
Total cost of revenue	17,256	15,011
Gross profit	63,912	45,379
Operating expenses:
Sales and marketing	29,332	22,282
Research and development	15,626	12,617
General and administrative	16,105	11,289
Amortization expense	5,627	5,674
Total operating expenses	66,690	51,862
Loss from operations	(2,778)	(6,483)
Interest expense, net	(55)	(4,778)
Foreign currency transaction loss	(171)	(304)
Other income, net	—	55
Loss before income tax (provision) benefit	(3,004)	(11,510)
Income tax (provision) benefit	(65)	3,220
Net loss	$(3,069)	$(8,290)
Net loss per share, basic and diluted	$(0.03)	$(0.08)
Weighted-average shares used to compute net loss per share, basic and diluted	117,386,322	102,860,545

The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

	Stock Class		Additional
	Common		Paid‑In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended March 31, 2021:

Balance, December 31, 2020	116,992,472	$117	$903,116	$(87,752)	$815,481
Exercise of stock options	713,423	1	4,018	—	4,019
Share-based compensation	—	—	2,832	—	2,832
Net loss	—	—	—	(3,069)	(3,069)
Balance, March 31, 2021	117,705,895	$118	$909,966	$(90,821)	$819,263

Three Months Ended March 31, 2020:

Balance, December 31, 2019	102,843,612	$103	$568,756	$(64,981)	$503,878
Exercise of stock options	18,792	—	103	—	103
Share-based compensation	—	—	811	—	811
Net loss	—	—	—	(8,290)	(8,290)
Balance, March 31, 2020	102,862,404	$103	$569,670	$(73,271)	$496,502

The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(3,069)	$(8,290)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	9,784	9,586
Amortization of deferred contract costs	3,296	2,090
Amortization of debt issuance costs	69	279
Non-cash lease expense	1,267	—
Provision for bad debt expense and returns	159	240
Share‑based compensation	2,832	811
Deferred tax benefit	(758)	(2,564)
Adjustment to contingent consideration	300	—
Other	62	10
Changes in operating assets and liabilities:
Trade accounts receivable	(7,066)	220
Income tax receivable/payable	463	(789)
Prepaid expenses and other assets	(3,317)	(2,255)
Deferred contract costs	(6,496)	(4,788)
Accounts payable	(1,191)	(1,989)
Accrued liabilities	(7,694)	(4,928)
Deferred revenue	15,472	5,025
Other liabilities	(90)	(13)
Net cash provided by (used in) operating activities	4,023	(7,355)
Cash flows from investing activities
Acquisition, net of cash acquired	(3,041)	—
Purchases of equipment and leasehold improvements	(3,290)	(1,039)
Proceeds from sale of equipment and leasehold improvements	12	—
Net cash used in investing activities	(6,319)	(1,039)
Cash flows from financing activities
Cash paid for offering costs	—	(1,465)
Proceeds from the exercise of stock options	4,019	103
Net cash provided by (used in) financing activities	4,019	(1,362)
Effect of exchange rate changes on cash and cash equivalents	(401)	—
Net increase (decrease) in cash and cash equivalents	1,322	(9,756)
Cash and cash equivalents, beginning of period	194,868	32,433
Cash and cash equivalents, end of period	$196,190	$22,677
Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$4,734
Cash paid for income taxes, net of refunds	351	216
Offering costs accrued but not paid	—	2,378
Operating lease assets obtained in exchange for operating lease liabilities	(19)	—

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

Vista Equity Partners acquisition

On November 13, 2017, Vista Equity Partners (“Vista”) acquired a majority share of all the issued and outstanding shares of the Company at the purchase price of $733.8 million (the “Vista Acquisition”). As of March 31, 2021, funds controlled by Vista owned approximately 61.9% of our outstanding common stock. As a result, we are a “controlled company” under NASDAQ Global Select Market (“NASDAQ”) corporate governance rules.

Emerging growth company status

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

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

We will remain an emerging growth company for the first five fiscal years after the completion of our initial public offering (“IPO”), unless one of the following occurs: (i) our total annual gross revenue is at least $1.07 billion, (ii) we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period, or (iii) we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company.

Certain reclassifications of prior period amounts have been made to conform to the current presentation. In the fourth quarter of 2020, the Company reclassified on-premise subscription revenue from license revenue to subscription revenue in the consolidated statements of operations on a retroactive basis. The amount reclassified for the three months ended March 31, 2020 was $4.5 million. The revised presentation is consistent with our disaggregated revenue disclosure and is more consistent with how investors and other users of the financial statements evaluate overall subscription revenue. The reclassification had no impact on total revenue.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In 2020, the Company reclassified cash paid for offering costs of $1.5 million during the three months ended March 31, 2020 from operating activities to financing activities in the consolidated statements of cash flows as a result of the completion of our IPO in July 2020. The impact of the reclassification was not material to current or prior period financial statements.

Unaudited Interim Consolidated Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2021, the consolidated statements of operations, of stockholders’ equity and of cash flows for the three months ended March 31, 2021 and 2020 and the related footnote disclosures are unaudited. These unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. All adjustments made were of a normal recurring nature. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period.

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

Revenue by geographic region as determined based on the end user customer address was as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
The Americas	$61,258	$47,026
Europe, the Middle East, India, and Africa	14,523	10,121
Asia Pacific	5,387	3,243
	$81,168	$60,390

Note 2. Summary of significant accounting policies

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Except for the accounting policies for leases that were updated as a result of adopting the new accounting standard, there have been no significant changes to these policies that have had a material impact on the Company’s consolidated financial statements and related notes for the three months ended March 31, 2021. The following describes the impact of certain policies.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Disaggregation of Revenue

The Company separates revenue into subscription and non-subscription categories to disaggregate those revenues that are term-based and renewable from those that are one-time in nature. Revenue from subscription and non-subscription contractual arrangements are as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
SaaS subscription and support and maintenance	$66,669	$50,078
On‑premise subscription	8,254	4,540
Subscription revenue	74,923	54,618
Professional services	4,003	4,010
Perpetual licenses	2,242	1,762
Non‑subscription revenue	6,245	5,772
Total revenue	$81,168	$60,390

Contract Balances

If revenue is recognized in advance of the right to invoice, a contract asset is recorded. The balances of contract assets were $1.2 million and $0.9 million as of March 31, 2021 and December 31, 2020, respectively.

Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance and services in advance.

Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Balance, beginning of the period	$205,950	$140,710
Revenue earned	(60,925)	(47,723)
Deferral of revenue	76,554	52,748
Balance, end of the period	$221,579	$145,735

There were no significant changes to our contract assets and liabilities during the three months ended March 31, 2021 and 2020 outside of our sales activities.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancelable amounts to be invoiced. As of March 31, 2021 and December 31, 2020, the Company had $243.1 million and $224.5 million, respectively, of remaining performance

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

obligations, with 78% and 80%, respectively, expected to be recognized as revenue over the succeeding 12 months, and the remainder expected to be recognized over the three years thereafter.

Deferred Contract Costs

Sales commissions as well as associated payroll taxes and retirement plan contributions (together, contract costs) that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the consolidated balance sheets when the period of benefit is determined to be greater than one year.

Total amortization of contract costs for the three months ended March 31, 2021 and 2020 was $3.3 million and $2.1 million, respectively.

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three months ended March 31, 2021 and 2020.

Concentration of Credit Risk

For the three months ended March 31, 2021, the Company had one distributor that accounted for more than 10% of total net revenues. Total receivables related to this distributor were $17.3 million as of March 31, 2021. For the three months ended March 31, 2020, the Company had two distributors that accounted for more than 10% of total net revenues. Total receivables related to these distributors were $19.8 million as of December 31, 2020.

No single end customer accounted for more than 10% of total revenue for the three months ended March 31, 2021 and 2020.

Recently issued accounting pronouncements not yet adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides entities with temporary

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

optional financial reporting alternatives to ease the potential burden in accounting for reference rate reform and includes a provision that allows entities to account for a modified contract as a continuation of an existing contract. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Adoption of new accounting pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations related to their leasing arrangements. The update requires lessees to recognize most leases on their balance sheets, with the exception of short-term leases if a policy election is made, while recognizing lease expense on their income statements in a manner similar to current GAAP. The guidance also requires entities to disclose key quantitative and qualitative information about its leasing arrangements. The Company adopted the new lease standard on January 1, 2021 using the optional transition method to the modified retrospective approach. Under this transition provision, results for reporting periods beginning on January 1, 2021 are presented under ASC Topic 842, Leases (“ASC 842”) while prior period amounts continue to be reported and disclosed in accordance with the Company’s historical accounting treatment under ASC Topic 840, Leases (“ASC 840”).

To reduce the burden of adoption and ongoing compliance with ASC 842, a number of practical expedients and policy elections are available under the new guidance. The Company elected the “package of practical expedients” permitted under the transition guidance, which among other things, did not require reassessment of whether contracts entered into prior to adoption are or contain leases, and allowed carryforward of the historical lease classification for existing leases. The Company has not elected to adopt the “hindsight” practical expedient, and therefore measured the right-of-use (“ROU”) asset and lease liability using the remaining portion of the lease term at adoption on January 1, 2021.

The Company made an accounting policy election under ASC 842 not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease (or January 1, 2021 for existing leases upon the adoption of ASC 842). The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.

Future lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index). Subsequent changes to an index and other periodic market-rate adjustments to base rent are recorded in variable lease expense in the period incurred.

The Company has made an accounting policy election to account for lease and non-lease components in its contracts as a single lease component for all asset classes. The non-lease components typically represent additional services transferred to the Company, such as common area maintenance for real estate, which are variable in nature and recorded in variable lease expense in the period incurred.

The Company uses its incremental borrowing rate to determine the present value of lease payments as the Company’s leases do not have a readily determinable implicit discount rate. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment. Judgement is applied in assessing factors such as Company specific credit risk, lease term, nature and quality of the underlying collateral, currency and economic environment in determining the incremental borrowing rate to apply to each lease.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Upon adoption, the Company recorded ROU assets and lease liabilities of approximately $25.0 million and $28.6 million, respectively, related to the Company’s operating leases. The adoption of the new lease standard did not materially impact our consolidated statements of operations or consolidated statements of cash flows. See Note 6 for more information.

Debt with Conversion and Other Options and Contracts in Entity’s Own Equity

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Among other changes, the standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. As a result, entities will account for a convertible debt instrument wholly as debt unless the instrument contains features that require bifurcation as a derivative in accordance with ASC Topic 815, Derivatives and Hedging, or a convertible debt instrument was issued at a substantial premium. In addition, the amendments also require the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted the new standard on January 1, 2021. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Note 3. Financial instruments fair value

We report financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

hierarchy. U.S. Treasuries include treasury bills that generally mature within 30 days and are classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments were as follows:

	March 31, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$150,006	$—	$—	$150,006
Total cash equivalents	$150,006	$—	$—	$150,006

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$100,000	$—	$—	$100,000
U.S. Treasuries	25,000	—	—	25,000
Total cash equivalents	$125,000	$—	$—	$125,000

The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above.

Note 4. Acquisitions

cmdReporter

On February 26, 2021, the Company entered into an asset purchase agreement with cmdSecurity Inc. (“cmdSecurity”) to acquire certain cmdSecurity assets, including cmdReporter, a suite of security and compliance tools purpose-built for macOS. With cmdReporter, the Company will further extend the security capabilities of its expansive Apple Enterprise Management platform. cmdSecurity’s software complements the Company’s existing product offerings. The Company accounted for the acquisition by applying the acquisition method of accounting for business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The final aggregate purchase price was approximately $3.4 million. This acquisition was funded by the Company’s cash on hand and includes future contingent consideration due to the sellers. The goodwill represents the excess of the purchase consideration over the fair value of the underlying net identifiable assets. The goodwill recognized in this acquisition is primarily attributable to the cmdSecurity assembled workforce and was not material. The acquired intangible assets and goodwill are deductible for income tax purposes.

At the time of the acquisition, the contingent consideration was valued at $0.4 million, which was based on the acquired business signing new business or renewing acquired contracts during the 90 days following the close of the acquisition. The estimated fair value of these contingent payments is determined using projected contract wins, which uses Level 3 inputs for fair value measurements, including assumptions about the probability of closing contracts based on their current stage in the sales process.

Substantially all of the purchase price consideration related to the fair value of the acquired separately identifiable intangibles assets, which related to acquired developed technology and in-process research and development (“IPR&D”). The fair value of the identifiable intangible assets was estimated using the replacement cost method, whereby the components of the acquired intangibles were reviewed to determine the cumulative cost of development for each component, inclusive of a developer’s profit and an entrepreneurial incentive. The cumulative cost of development was not discounted to account for obsolescence factor as the replacement cost accounted for present day development. The developed technology will be amortized over its estimated weighted-average useful life, which was determined to be

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5.0 years. The IPR&D is an indefinite lived intangible asset that is not amortized, but will be evaluated at least annually for impairment. For more details on the intangible assets, see Note 5.

Acquisition-related expenses were expensed as incurred and totaled $0.1 million for the three months ended March 31, 2021. These expenses were recognized as acquisition costs in general and administrative expenses in the consolidated statement of operations.

The Company allocated the net purchase consideration to the net assets acquired based on their respective fair values at the time of the acquisition as follows (in thousands):

Cash consideration	$3,041
Contingent consideration	359
Final aggregate purchase price	$3,400

Intangible assets acquired:
Developed technology	$2,630
IPR&D	400
Goodwill	370
Total purchase consideration	$3,400

Digita Security LLC

In 2019, the Company recorded contingent consideration in connection with its purchase of the outstanding membership interests of Digita. The maximum contingent consideration is $15.0 million if the acquired business achieves certain revenue milestones by December 31, 2022. The estimated fair value of these contingent payments is determined using a Monte Carlo simulation model, which uses Level 3 inputs for fair value measurements, including assumptions about the probability of growth of subscription services and the related pricing of the services offered. During the three months ended March 31, 2021, the fair value of the contingent consideration was increased by $0.3 million, which was reflected in general and administrative expenses in the consolidated statement of operations. The adjustment for the three months ended March 31, 2021 primarily reflects an increase in the liability due to updated market assumptions. As of March 31, 2021 and December 31, 2020, the fair value of the contingent consideration was $8.5 million and $8.2 million, respectively, which is included in other liabilities in the consolidated balance sheets.

Note 5. Goodwill and other intangible assets

The change in the carrying amount of goodwill is as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Goodwill, beginning of period	$541,480	$539,818
Goodwill acquired	370	—
Goodwill, end of period	$541,850	$539,818

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The gross carrying amount and accumulated amortization of intangible assets other than goodwill are as follows:

					Weighted‑
					Average
			Accumulated	Net Carrying	Remaining
	Useful Life	Gross Value	Amortization	Value	Useful Life

		(in thousands)
Trademarks	8 years	$34,320	$13,454	$20,866	4.8 years
Customer relationships	2 - 12 years	214,428	55,810	158,618	8.7 years
Developed technology	5 years	54,563	31,173	23,390	2.3 years
Non‑competes	2 years	90	86	4	0.1 years
Balance, December 31, 2020		$303,401	$100,523	$202,878

Trademarks	8 years	$34,300	$14,506	$19,794	4.6 years
Customer relationships	2 - 12 years	214,408	60,342	154,066	8.5 years
Developed technology	5 years	57,193	33,949	23,244	2.4 years
Non‑competes	2 years	90	90	—	—
In-process research and development	Indefinite	400	—	400
Balance, March 31, 2021		$306,391	$108,887	$197,504

Amortization expense was $8.4 million for both the three months ended March 31, 2021 and 2020.

There were no impairments to goodwill or intangible assets recorded for the three months ended March 31, 2021 and 2020.

Note 6. Leases

The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. Under ASC 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset. See Note 2 for more information on the Company’s accounting policies for leases.

The Company leases office facilities and vehicles under operating lease agreements that have initial terms ranging from 1 to 9 years. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to 10 years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants or residual value guarantees. The Company also leases office equipment under a finance lease agreement with a term of 4 years. The Company’s finance lease was not material to the consolidated financial statements as of March 31, 2021.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	March 31, 2021
		(in thousands)
Assets
Operating lease assets	Other assets	$23,868

Liabilities
Operating lease liabilities - current	Accrued liabilities	$4,870
Operating lease liabilities - non-current	Other liabilities	23,184
Total operating lease liabilities		$28,054

The weighted-average remaining term of the Company’s operating leases was 6.5 years as of March 31, 2021. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 3.5% as of March 31, 2021.

The components of lease expense were as follows:

Three Months Ended
March 31, 2021
(in thousands)
Operating lease cost	$1,514
Short-term lease cost	52
Variable lease cost	439
Total lease expense	$2,005

Operating lease cost is recognized on a straight-line basis over the lease term. The Company leases certain office facilities with a related party, including the office space in Eau Claire, Wisconsin. Operating lease cost with related parties was $0.3 million for the three months ended March 31, 2021.

Total rent expense, including the Company’s share of the lessors’ operating expenses, was $1.4 million for the three months ended March 31, 2020. Rent expense with related parties, including the Company’s share of the lessors’ operating expenses, was $0.3 million for the three months ended March 31, 2020.

For the three months ended March 31, 2021, operating cash flows included $1.2 million of cash paid for operating lease liabilities.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Maturities of the Company’s operating lease liabilities as of March 31, 2021 were as follows:

Operating Leases
(in thousands)
Years ending December 31:
2021 (remaining nine months)	$4,326
2022	5,407
2023	5,331
2024	4,589
2025	2,519
Thereafter	9,482
Total lease payments	31,654
Less: imputed interest	3,600
Total present value of lease liabilities	$28,054

Note 7. Debt

On July 27, 2020, the Company entered into a new secured credit agreement (the “New Credit Agreement”) for an initial revolving credit facility of $150.0 million (the “New Revolving Credit Facility”), which may be increased or decreased under specific circumstances, with a $25.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the New Credit Agreement provides for the ability of the Company to request incremental term loan facilities in a minimum amount of $5.0 million for each facility. The maturity date of the New Credit Agreement is July 27, 2025. The New Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants and events of default. We were in compliance with such covenants as of both March 31, 2021 and December 31, 2020. As of both March 31, 2021 and December 31, 2020, we had $1.0 million of letters of credit outstanding under our New Revolving Credit Facility. In the third quarter of 2020, the Company recorded debt issuance costs of $1.3 million, which are amortized to interest expense over the term of the New Credit Agreement. As of both March 31, 2021 and December 31, 2020, debt issuance costs of $1.1 million were included in other assets in the consolidated balance sheets.

Note 8. Commitments and contingencies

Contingencies

From time to time, the Company may be subject to various claims, charges and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company had no liabilities for contingencies recorded as of March 31, 2021 and December 31, 2020.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2021	2020

	(in thousands, except share and per
	share amounts)
Numerator:
Net loss	$(3,069)	$(8,290)
Denominator:
Weighted‑average shares used to compute net loss per share, basic and diluted	117,386,322	102,860,545
Basic and diluted net loss per share	$(0.03)	$(0.08)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three months ended March 31, 2021 and 2020, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been antidilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three Months Ended March 31,
	2021	2020
Stock options outstanding	6,521,067	7,742,158
Unvested restricted stock units	1,374,401	36,520
Total potential dilutive securities	7,895,468	7,778,678

Note 10. Share-based compensation

On July 21, 2020, the Company adopted the Jamf Holding Corp. Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. We initially reserved 14,800,000 shares of our common stock for issuance under the 2020 Plan. The total number of shares reserved for issuance under the 2020 Plan increases on January 1st of each of the first 10 calendar years during the term of the 2020 Plan by the lesser of: (i) a number of shares of our common stock equal to 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year or (ii) a number of shares of our common stock as determined by our board of directors. The maximum number of shares of common stock available for issuance under the 2020 Plan was 19,479,699 shares as of January 1, 2021. As of March 31, 2021, 18,105,298 shares of common stock are reserved for additional grants under the 2020 Plan.

The 2017 Stock Option Plan (“2017 Option Plan”) became effective November 13, 2017 upon the approval of the board of directors and, prior to the adoption of the 2020 Plan, served as the umbrella plan for the Company’s stock-based and cash-based incentive compensation program for its officers and other eligible employees. The aggregate number of shares of common stock that may be issued under the 2017 Option Plan may not exceed 8,470,000 shares. As of March 31, 2021, 128,928 shares of common stock are reserved for additional grants under the 2017 Option Plan. All stock options granted by the Company were at an exercise price at or above the estimated fair market value of the Company’s common stock as of the grant date. No options were granted during the three months ended March 31, 2021.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The table below summarizes return target options activity for the three months ended March 31, 2021:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (Years)	(in thousands)
Outstanding, December 31, 2020	3,687,664	$6.75	7.8	$85,444
Granted	—	—		—
Exercised	—	—		—
Forfeitures	—	—		—
Outstanding, March 31, 2021	3,687,664	$6.75	7.5	$105,358
Options exercisable at March 31, 2021	—	$—	—	$—
Vested or expected to vest at March 31, 2021	—	$—	—	$—

There was approximately $33.0 million of unrecognized compensation expense related to these return target options as of March 31, 2021. The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options.

Restricted stock unit (“RSU”) activity for the three months ended March 31, 2021 was as follows:

		Per Unit
	Units	Fair Value
Outstanding, December 31, 2020	1,293,107	$26.34
Granted	88,764	37.37
Restrictions lapsed	—	—
Forfeited	(7,470)	26.00
Outstanding, March 31, 2021	1,374,401	$27.05

RSUs under the 2020 Plan vest ratably over four years. RSUs under the 2017 Option Plan vest 100% on the one-year anniversary of the date of the grant. The estimated compensation cost of each RSU, which is equal to the fair value of the award on the date of grant, is recognized on a straight-line basis over the vesting period. There was $31.3 million of total unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 3.4 years as of March 31, 2021.

The table below summarizes the service-based option activity for the three months ended March 31, 2021:

			Weighted‑
		Weighted‑	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (Years)	(in thousands)
Outstanding, December 31, 2020	3,546,826	$5.65	7.1	$86,098
Granted	—	—		—
Exercised	(713,423)	5.63		21,328
Forfeitures	—	—		—
Outstanding, March 31, 2021	2,833,403	$5.65	6.8	$84,072
Options exercisable at March 31, 2021	1,790,693	$5.50	6.7	$53,395
Vested or expected to vest at March 31, 2021	2,833,403	$5.65	6.8	$84,072

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options on the last date of the period. The total fair

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

value of service-based options vested during the three months ended March 31, 2021 was $0.7 million. There was $2.7 million of unrecognized compensation expense related to service-based options that is expected to be recognized over a weighted-average period of 1.5 years as of March 31, 2021.

The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Cost of revenue:
Subscription	$324	$38
Services	77	—
Sales and marketing	842	111
Research and development	778	157
General and administrative	811	505
	$2,832	$811

Note 11. Income taxes

The Company’s effective tax rates for the three months ended March 31, 2021 and 2020 were (2.2)% and 28.0%, respectively. The effective tax rate for the three months ended March 31, 2021 was lower than the prior year period due to Section 162(m) of the Internal Revenue Code, stock option activity and the domestic valuation allowance. The effective tax rate for the three months ended March 31, 2021 differs from the statutory rate primarily as a result of the domestic valuation allowance. The effective tax rate for the three months ended March 31, 2021 was impacted by less than $0.1 million of discrete income tax expense. The Company’s annual effective tax rates for the three months ended March 31, 2021 and 2020 were (0.5)% and 25.2%, respectively.

Note 12. Related-party transactions

The Company made pledges to the Jamf Nation Global Foundation (“JNGF”) of $0.1 million for the three months ended March 31, 2021. The Company did not make any pledges to the JNGF for the three months ended March 31, 2020. As of March 31, 2021 and December 31, 2020, the Company accrued $0.4 million and $0.9 million, respectively, related to JNGF pledges, which are included in accrued liabilities in the consolidated balance sheets. The Company has an ongoing lease agreement for office space in Eau Claire, Wisconsin with an entity in which a related party is a minority owner. See Note 6 for further discussion of this lease agreement. The Company may engage in transactions in the ordinary course of business with other companies whose directors or officers may also serve as directors or officers for the Company. The Company carries out these transactions on customary terms.

Vista is a U.S.-based investment firm that controls the funds which own a majority of the Company. The Company has paid for consulting services and other expenses related to services provided by Vista and Vista affiliates. The total expenses incurred by the Company for these services were less than $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The Company had less than $0.1 million in accounts payable related to these expenses as of both March 31, 2021 and December 31, 2020.

The Company also has revenue arrangements with Vista affiliates. The Company recognized revenue related to these arrangements of $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. The Company had $0.2 million in accounts receivable related to these agreements as of March 31, 2021 and $0.3 million in accounts receivable related to these agreements as of December 31, 2020.

JAMF HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In addition, the Company pays for services with Vista affiliates in the normal course of business. The total expenses incurred by the Company for services with Vista affiliates were $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. The Company had less than $0.1 million in accounts payable related to these expenses as of March 31, 2021 and $0.1 million in accounts payable related to these expenses as of December 31, 2020.

Prior to its termination and repayment in full on July 27, 2020, the Company was party to a term loan facility (the “Prior Term Loan”) and revolving credit facility with a consortium of lenders for a principal amount of $205.0 million and principal committed amount of $15.0 million, respectively. During the three months ended March 31, 2020, affiliates of Vista were paid $0.8 million in interest on the portion of the Prior Term Loan held by them.

Note 13. Subsequent event

On May 11, 2021, the Company announced that it has signed a definitive agreement (the “Merger Agreement”) to acquire Wandera, Inc. (“Wandera”), a leader in zero trust cloud security and access for mobile devices. Under the terms of the Merger Agreement, Jamf will acquire Wandera for total cash consideration of $400.0 million subject to customary adjustments, including working capital, indebtedness, closing cash on hand and transaction expenses. The total consideration consists of an initial payment of $350.0 million at close and deferred consideration of $50.0 million to be paid in $25.0 million increments on October 1, 2021 and December 15, 2021. The transaction is expected to close during the third quarter of 2021, subject to the satisfaction of customary closing conditions, including required U.S. regulatory approvals.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

●	the ability of Jamf and Wandera to close the announced transaction;
●	the ability of Jamf to realize the potential benefits of the acquisition of Wandera;
●	the possibility that the closing of the transaction may be delayed;
●	other risks related to Jamf’s integration of Wandera’s business, team, and technology;
●	the impact on our operations and financial condition from the effects of the current COVID-19 pandemic;
●	the potential impact of customer dissatisfaction with Apple or other negative events affecting Apple services and devices, and failure of enterprises to adopt Apple products;
●	the potentially adverse impact of changes in features and functionality by Apple on our engineering focus or product development efforts;
●	changes in our continued relationship with Apple;
●	the fact that we are not party to any exclusive agreements or arrangements with Apple;
●	our reliance, in part, on channel partners for the sale and distribution of our products;
●	the impact of reputational harm if users perceive our products as the cause of device failure;
●	our ability to successfully develop new products or materially enhance current products through our research and development efforts;
●	our ability to continue to attract new customers;
●	our ability to retain our current customers;
●	our ability to sell additional functionality to our current customers;
●	our ability to meet service-level commitments under our subscription agreements;
●	our ability to correctly estimate market opportunity and forecast market growth;

●	risks associated with failing to continue our recent growth rates;
●	our dependence on one of our products for a substantial portion of our revenue;
●	our ability to scale our business and manage our expenses;
●	our ability to change our pricing models, if necessary to compete successfully;
●	the impact of delays or outages of our cloud services from any disruptions, capacity limitations or interferences of third-party data centers that host our cloud services, including Amazon Web Services (“AWS”);
●	our ability to maintain, enhance and protect our brand;
●	our ability to maintain our corporate culture;
●	the ability of Jamf Nation to thrive and grow as we expand our business;
●	the potential impact of inaccurate, incomplete or misleading content that is posted on Jamf Nation;
●	our ability to offer high-quality support;
●	risks and uncertainties associated with potential acquisitions and divestitures, including, but not limited to, disruptions to ongoing operations; diversions of management from day-to-day responsibilities; adverse impacts on our financial condition; failure of an acquired business to further our strategy; uncertainty of synergies; personnel issues; resulting lawsuits and issues unidentified in diligence processes;
●	our ability to predict and respond to rapidly evolving technological trends and our customers' changing needs;
●	our ability to compete with existing and new companies;
●	the impact of adverse general and industry-specific economic and market conditions;
●	the impact of reductions in IT spending;
●	our ability to attract and retain highly qualified personnel;
●	risks associated with competitive challenges faced by our customers;
●	the impact of our often long and unpredictable sales cycle;
●	our ability to develop and expand our marketing and sales capabilities;
●	the risks associated with sales to new and existing enterprise customers;
●	the risks associated with free trials and other inbound, lead-generation sales strategies;
●	the risks associated with indemnity provisions in our contracts;
●	our management team’s limited experience managing a public company;
●	the impact of any catastrophic events;

●	the impact of global economic conditions;
●	risks associated with cyber-security events;
●	the impact of real or perceived errors, failures or bugs in our products;
●	the impact of interruptions or performance problems associated with our technology or infrastructure;
●	the impact of general disruptions to data transmission;
●	risks associated with stringent and changing privacy laws, regulations and standards, and information security policies and contractual obligations related to data privacy and security;
●	the risks associated with intellectual property infringement, misappropriation or other claims;
●	our reliance on third-party software and intellectual property licenses;
●	our ability to obtain, protect, enforce and maintain our intellectual property and proprietary rights;
●	the risks associated with our use of open source software in our products; and
●	other factors disclosed in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements in the context of these risks and uncertainties.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes in our Annual Report on Form 10-K. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in our Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Forward-Looking Statements.”

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

On May 11, 2021, we announced the acquisition of Wandera, a leader in zero trust cloud security and access for mobile devices, extending our leadership in Apple Enterprise Management. See Note 13 for further information on the acquisition. Until close, the companies will continue to operate independently. We currently intend to finance the acquisition with a combination of cash on hand and debt financing.

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

The number of devices was 21.8 million and 16.3 million as of March 31, 2021 and 2020, respectively, representing a 34% year-over-year growth rate. We have seen particular strength in the growth rate of devices as COVID-19 has accelerated the demand for organizations to connect remotely, manage, and protect their Apple devices.

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

Our ARR was $308.0 million and $224.9 million as of March 31, 2021 and 2020, respectively, which is an increase of 37% year-over-year. The growth in our ARR is primarily driven by our high device expansion rates, our new logo acquisition and the upselling and cross selling of products into our installed base.

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

Our dollar-based net retention rates were 117% and 120% for the trailing twelve months ended March 31, 2021 and 2020, respectively. Our high dollar-based net retention rates are primarily attributable to an expansion of devices. We believe our ability to cross-sell our new solutions to our installed base, particularly Jamf Connect and Jamf Protect, will continue to support our high dollar-based net retention rates.

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

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Gross profit	$63,912	$45,379
Amortization expense	2,777	2,677
Stock-based compensation	401	38
Non-GAAP Gross Profit	$67,090	$48,094
Non-GAAP Gross Profit Margin	83%	80%

Non-GAAP Operating Income

Non-GAAP Operating Income and Non-GAAP Operating Income Margin are supplemental measures of operating performance that are not prepared in accordance with GAAP and that do not represent, and should not be considered as, alternatives to operating loss or operating loss margin, as determined in accordance with GAAP. We define Non-GAAP Operating Income as operating loss, adjusted for amortization, stock-based compensation, acquisition-related expense, acquisition-related earnout, payroll taxes related to stock-based compensation and costs associated with our secondary offerings. In the first quarter of 2021, we began excluding payroll taxes related to stock-based compensation from our non-GAAP measures as these expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise. As a result, these taxes may vary in any particular period independent of the financial and operating performance of our business. Payroll taxes related to stock-based compensation were not material prior to the first quarter of 2021. We define Non-GAAP Operating Income Margin as Non-GAAP Operating Income as a percentage of total revenue.

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

A reconciliation of Non-GAAP Operating Income to operating loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Operating loss	$(2,778)	$(6,483)
Amortization expense	8,404	8,351
Stock-based compensation	2,832	811
Acquisition-related expense	110	1,600
Acquisition-related earnout	300	—
Payroll taxes related to stock-based compensation	395	—
Non-GAAP Operating Income	$9,263	$4,279
Non-GAAP Operating Income Margin	11%	7%

Non-GAAP Net Income (Loss)

Non-GAAP Net Income (Loss) is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net loss, as determined in accordance with GAAP. We define Non-GAAP Net Income (Loss) as net loss, adjusted for amortization, stock-based compensation, foreign currency transaction loss, loss on extinguishment of debt, acquisition-related expense, acquisition-related earnout, costs associated with our secondary offerings, payroll taxes related to stock-based compensation, discrete tax items and provision (benefit) for income taxes.

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

A reconciliation of Non-GAAP Net Income (Loss) to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net loss	$(3,069)	$(8,290)
Amortization expense	8,404	8,351
Stock-based compensation	2,832	811
Foreign currency transaction loss	171	304
Acquisition-related expense	110	1,600
Acquisition-related earnout	300	—
Payroll taxes related to stock-based compensation	395	—
Discrete tax items	49	(318)
Provision (benefit) for income taxes(1)	66	(2,703)
Non-GAAP Net Income (Loss)	$9,258	$(245)

(1) In the first quarter of 2020, the related tax effects of the adjustments to Non-GAAP Net Income (Loss) were calculated using the respective statutory tax rate for applicable jurisdictions, which was not materially different from our annual effective tax rate for full year 2020 of approximately 25%. In the first quarter of 2021, our annual effective tax rate was impacted by changes in the domestic valuation allowance. Therefore, we used the annual effective tax rate of (0.5)% in the first quarter of 2021 as this rate was materially different than our statutory rate.

Adjusted EBITDA

Adjusted EBITDA is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net loss, as determined in accordance with GAAP. We define Adjusted EBITDA as net loss, adjusted for interest expense, net, provision (benefit) for income taxes, depreciation and amortization, stock-based compensation, foreign currency transaction loss, loss on extinguishment of debt, acquisition-related expense, acquisition-related earnout, costs associated with our secondary offerings and payroll taxes related to stock-based compensation.

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net loss	$(3,069)	$(8,290)
Interest expense, net	55	4,778
Provision (benefit) for income taxes	65	(3,220)
Depreciation expense	1,380	1,235
Amortization expense	8,404	8,351
Stock-based compensation	2,832	811
Foreign currency transaction loss	171	304
Acquisition-related expense	110	1,600
Acquisition-related earnout	300	—
Payroll taxes related to stock-based compensation	395	—
Adjusted EBITDA	$10,643	$5,569

Components of Results of Operations

Revenues

We recognize revenue under ASC 606 when or as performance obligations are satisfied. We derive revenue primarily from sales of SaaS subscriptions and support and maintenance contracts, and to a lesser extent, sales of on-premise subscriptions and perpetual licenses and services.

Subscription. Subscription revenue consists of sales of SaaS subscriptions and support and maintenance contracts. We sell our software solutions primarily with a one-year contract term. We typically invoice SaaS subscription fees and support and maintenance fees annually in advance and recognize revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. In the fourth quarter of 2020, we reclassified the license portion of on-premise subscription revenue from license revenue to subscription revenue in the consolidated statements of operations on a retroactive basis. See additional information in “Note 1 — Basis of Presentation and Description of Business” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The license portion of on-premise subscription revenue is recognized upfront, assuming all revenue recognition criteria are satisfied. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for more information. We expect subscription revenue to increase over time as we expand our customer base because sales to new customers are expected to be primarily SaaS subscriptions.

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

Research and development. Research and development expenses consist primarily of personnel costs and allocated overhead. We will continue to invest in innovation so that we can offer our customers new solutions and enhance our existing solutions. See “Business — Research and Development” in our Annual Report on Form 10-K for more information. We expect such investment to increase on an absolute dollar basis as our business grows.

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

Income Tax (Provision) Benefit

Income tax (provision) benefit consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Other Income

Other income consists primarily of sublease rental income. The sublease was terminated in the second quarter of 2020.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription	$74,923	$54,618
Services	4,003	4,010
License	2,242	1,762
Total revenue	81,168	60,390
Cost of revenue:
Cost of subscription(1)(2) (exclusive of amortization expense shown below)	12,014	9,248
Cost of services(1)(2) (exclusive of amortization expense shown below)	2,465	3,086
Amortization expense	2,777	2,677
Total cost of revenue	17,256	15,011
Gross profit	63,912	45,379
Operating expenses:
Sales and marketing(1)(2)	29,332	22,282
Research and development(1)(2)	15,626	12,617
General and administrative(1)(2)(3)	16,105	11,289
Amortization expense	5,627	5,674
Total operating expenses	66,690	51,862
Loss from operations	(2,778)	(6,483)
Interest expense, net	(55)	(4,778)
Foreign currency transaction loss	(171)	(304)
Other income, net	—	55
Loss before income tax (provision) benefit	(3,004)	(11,510)
Income tax (provision) benefit	(65)	3,220
Net loss	$(3,069)	$(8,290)

(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Cost of revenue:
Subscription	$324	$38
Services	77	—
Sales and marketing	842	111
Research and development	778	157
General and administrative	811	505
	$2,832	$811

(2)	Includes depreciation expense as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Cost of revenue:
Subscription	$263	$238
Services	43	53
Sales and marketing	574	494
Research and development	305	292
General and administrative	195	156
	$1,380	$1,233

(3)	Includes acquisition-related expense as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
General and administrative	$110	$1,600

General and administrative also includes a Digita earnout expense of $0.3 million for the three months ended March 31, 2021.

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(as a percentage of total revenue)
Consolidated Statement of Operations Data:
Revenue:
Subscription	92%	90%
Services	5	7
License	3	3
Total revenue	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	15	15
Cost of services (exclusive of amortization expense shown below)	3	5
Amortization expense	3	5
Total cost of revenue	21	25
Gross profit	79	75
Operating expenses:
Sales and marketing	36	37
Research and development	19	21
General and administrative	20	19
Amortization expense	7	9
Total operating expenses	82	86
Loss from operations	(3)	(11)
Interest expense, net	—	(7)
Foreign currency transaction loss	(1)	(1)
Other income, net	—	—
Loss before income tax (provision) benefit	(4)	(19)
Income tax (provision) benefit	—	5
Net loss	(4)%	(14)%

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
SaaS subscription and support and maintenance	$66,669	$50,078	$16,591	33%
On‑premise subscription	8,254	4,540	3,714	82
Subscription revenue	74,923	54,618	20,305	37
Professional services	4,003	4,010	(7)	(0)
Perpetual licenses	2,242	1,762	480	27
Non‑subscription revenue	6,245	5,772	473	8
Total revenue	$81,168	$60,390	$20,778	34%

Total revenue increased by $20.8 million, or 34%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Overall revenue increased as a result of higher subscription revenue and license revenue. Subscription revenue accounted for 92% of total revenue for the three months ended March 31, 2021 compared to 90% for the three months ended March 31, 2020. The increase in subscription revenue was driven by device expansion, the addition of new customers and cross-selling. License revenue increased due to additional licenses for an existing customer, partially offset by shifting customers to our SaaS model as opposed to on-premise perpetual licenses.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$12,014	$9,248	$2,766	30%
Cost of services (exclusive of amortization expense show below)	2,465	3,086	(621)	(20)
Amortization expense	2,777	2,677	100	4
Total cost of revenue	$17,256	$15,011	$2,245	15%
Gross margin	79%	75%

Cost of revenue increased by $2.2 million, or 15%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 driven by an increase in cost of subscription revenue, partially offset by lower cost of services revenue. Cost of subscription revenue increased $2.8 million, or 30%, primarily due to an increase of $1.5 million in employee compensation costs related to higher headcount to support the growth in our subscription customer base, an increase of $1.2 million in third party hosting fees as we increased capacity to support our growth and a $0.3 million increase in stock-based compensation expense. Cost of services revenue decreased $0.6 million primarily due to lower travel-related costs and costs of third-party integrators.

Total gross margin was 79% and 75% for the three months ended March 31, 2021 and 2020, respectively, as our revenue expanded faster than the costs required to deliver the revenue.

Operating Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$29,332	$22,282	$7,050	32%
Research and development	15,626	12,617	3,009	24
General and administrative	16,105	11,289	4,816	43
Amortization expense	5,627	5,674	(47)	(1)
Operating expenses	$66,690	$51,862	$14,828	29%

Sales and Marketing. Sales and marketing expenses increased by $7.1 million, or 32%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to an increase of $5.5 million in employee compensation costs driven by headcount growth, a $1.4 million increase in marketing costs, an increase of $0.3 million in computer hardware and software costs to support the growth of the business and a $0.7 million increase in stock-based compensation expense reflecting the IPO grant, partially offset by a $1.2 million decrease in travel-related expenses reflecting less travel due to COVID-19. Marketing costs increased primarily due to increases in demand generation programs, advertising, and brand awareness campaigns focused on new customer acquisition.

Research and Development. Research and development expenses increased by $3.0 million, or 24%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to an increase of $2.1 million in employee compensation costs due to higher headcount, an increase of $0.7 million in outside services and a $0.6 million increase in stock-based compensation expense reflecting the IPO grant, partially offset by a $0.4 million decrease in travel-related expenses reflecting less travel due to COVID-19.

General and Administrative. General and administrative expenses increased by $4.8 million, or 43%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to an increase of $2.8 million in employee compensation costs driven by higher headcount to support our continued growth, $2.0 million in additional expenses as a result of operating as a public company, an increase of $0.9 million in computer hardware and software costs to support the growth of the business, a $0.3 million increase in stock-based compensation expense and a $0.3 million increase to contingent consideration, partially offset by a $1.5 million decrease in acquisition-related expenses and a $1.1 million decrease in travel-related expenses reflecting less travel due to COVID-19. The remainder of the cost increase is primarily related to costs to support the growth in business and headcount.

Interest Expense, Net

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Interest expense, net	$55	$4,778	$(4,723)	(99)%

Interest expense, net decreased by $4.7 million, or 99%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 reflecting the repayment of the Prior Term Loan Facility.

Foreign Currency Transaction Loss

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Foreign currency transaction loss	$171	$304	$(133)	(44)%

Foreign currency transaction loss decreased by $0.1 million, or 44%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in the loss was driven by a favorable impact from the remeasurement of monetary assets and liabilities denominated in Euros and Australian dollars compared to the prior year period.

Other Income, Net

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Other income, net	$—	$55	$(55)	(100)%

Other income, net decreased by $0.1 million, or 100%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in Other income, net was due to the termination of our sublease in the second quarter of 2020.

Income Tax (Provision) Benefit

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Income tax (provision) benefit	$(65)	$3,220	$(3,285)	NM

Income tax (provision) benefit was $(0.1) million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively. The effective tax rates for the three months ended March 31, 2021 and 2020 were (2.2)% and 28.0%, respectively. The effective tax rate for the three months ended March 31, 2021 was lower than the prior year period due to Section 162(m) of the Internal Revenue Code, stock option activity and the domestic valuation allowance.

The Company’s annual effective tax rate for the three months ended March 31, 2021 and 2020 was (0.5)% and 25.2%, respectively.

Liquidity and Capital Resources

General

As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $196.2 million, which were held for working capital purposes, as well as the available balance of our New Revolving Credit Facility, described in Note 7 to our Consolidated Financial Statements. Our cash equivalents are comprised of money market funds and/or U.S. Treasuries with original or remaining maturities at the time of purchase of three months or less. Our positive cash flows from operations enable us to make continued investments in supporting the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future.

On May 5, 2021, we entered into a commitment letter (the “Commitment Letter”) with JPMorgan Chase Bank, N.A. and other commitment parties thereto (the “Commitment Parties”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Parties have committed to provide a 364-day term loan facility in an aggregate principal amount of up to $250.0 million, on substantially the same terms and conditions as the New Credit Agreement. The funding of the term loan facility provided for by the Commitment Letter is contingent on the satisfaction of customary conditions, including the execution and delivery of definitive documentation with respect to the term loan facility in accordance with the terms set forth in the Commitment Letter.

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

A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2021, we had deferred revenue of $221.6 million, of which $167.9 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$4,023	$(7,355)
Net cash used in investing activities	(6,319)	(1,039)
Net cash provided by (used in) financing activities	4,019	(1,362)
Effect of exchange rate changes on cash and cash equivalents	(401)	—
Net increase (decrease) in cash and cash equivalents	1,322	(9,756)
Cash and cash equivalents at beginning of period	194,868	32,433
Cash and cash equivalents at end of period	$196,190	$22,677
Cash paid for interest	$3	$4,734
Cash paid for purchases of equipment and leasehold improvements	3,290	1,039

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions. Our primary use of cash from operating activities is for employee-related expenditures, marketing expenses and third-party hosting costs.

For the three months ended March 31, 2021, net cash provided by operating activities was $4.0 million reflecting our net loss of $3.1 million, adjusted for non-cash charges of $17.3 million and net cash outflows of $10.2 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, non-cash lease expense, share-based compensation and a $0.3 million adjustment to our Digita earnout, partially offset by the deferred tax benefit. The primary drivers of net cash outflows from changes in operating assets and liabilities included a $7.1 million increase in trade accounts receivable due to higher sales and the timing of cash receipts from our customers, a $6.5 million increase in deferred contract costs due to an increase in capitalized contract costs, a $3.3 million increase in prepaid expenses and other assets and an $8.9 million decrease in accounts payable and accrued liabilities due to the timing of cash disbursements. These changes were partially offset by a $15.5 million increase in deferred revenue due to the upfront billing for a majority of our subscriptions.

For the three months ended March 31, 2020, net cash used in operating activities was $7.4 million reflecting our net loss of $8.3 million, adjusted for non-cash charges of $10.5 million and net cash outflows of $9.5 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, amortization of debt issuance costs and share-based compensation, partially offset by deferred taxes. The primary drivers of net cash outflows from changes in operating assets and liabilities included an increase in deferred contract costs of $4.8 million, an increase in prepaid expenses and other assets of $2.3 million and a decrease in accounts payable and accrued liabilities of $6.9 million, partially offset by a $5.0 million increase in deferred revenue.

Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities was $6.3 million driven by purchases of $3.3 million in equipment and leasehold improvements primarily reflecting updates to office space and hardware and software and the acquisition of cmdReporter of $3.0 million.

During the three months ended March 31, 2020, net cash used in investing activities was $1.0 million driven by purchases of equipment and leasehold improvements to support our higher headcount with additional office space and hardware and software.

Financing Activities

Net cash provided by financing activities of $4.0 million during the three months ended March 31, 2021 was due to proceeds from the exercise of stock options.

Net cash used in financing activities of $1.4 million during the three months ended March 31, 2020 was due to the payment of offering costs of $1.5 million, partially offset by $0.1 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

As of March 31, 2021, our principal commitments consist of obligations under operating leases for office space. In “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our Annual Report on Form 10-K, we disclosed our total contractual obligations as of December 31, 2020. Outside of the above and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, channel partners, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement, misappropriation or other violation claims made by third parties. See “Risk Factors — We have indemnity provisions under our contracts with our customers, channel partners and other third parties, which could have a material adverse effect on our business” in our Annual Report on Form 10-K. In addition, we have entered into indemnification agreements with our directors and certain executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

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

Except for the accounting policies for leases that were updated as a result of adopting the new accounting standard, there have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K. For more information, refer to “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Risk

The functional currency of our foreign subsidiaries is the U.S. dollar. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Poland, and the Netherlands. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

This quarterly report should be read in conjunction with the risk factors included in our Annual Report on Form 10-K. Except for the risk factors set forth below that are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K.

Risks Related to the Proposed Acquisition of Wandera

Our ability to complete the acquisition of Wandera is subject to various closing conditions, approvals from governmental authorities, which may impose conditions that could adversely affect us or cause the acquisition not to be completed.

On May 11, 2021, we entered into the Merger Agreement for the acquisition of Wandera, a leader in zero trust cloud security and access for mobile devices. The acquisition is subject to a number of customary conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, the receipt of required approvals under U.S. competition laws, and the absence of governmental or other legal restraints or prohibitions preventing the consummation of the acquisition. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the acquisition could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we and Wandera expect to achieve if the acquisition is successfully completed within its expected time frame. Additionally, either we or Wandera may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the acquisition is not completed by August 3, 2021.

We can provide no assurance that the various closing conditions will be satisfied and that the necessary approvals will be obtained, or that any required conditions will not materially adversely affect the combined company following the acquisition. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the acquisition. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the trading price of our common stock.

The termination of the Merger Agreement could negatively impact our business.

If the acquisition is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the acquisition, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•	we may experience negative reactions from our customers, suppliers, distributors and employees;
•	we will be required to pay our costs relating to the acquisition, such as legal, advisory, and accounting costs and associated fees and expenses, whether or not the acquisition is completed;

•	we could be subject to time-consuming and costly litigation related to the acquisition; and
•	matters relating to the acquisition (including integration planning) require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to our business.

Whether or not the acquisition is completed, the announcement and pendency of the acquisition could cause disruptions in our and Wandera’s business, which could have an adverse effect on our business and financial results.

Whether or not the acquisition is completed, the announcement and pendency of the acquisition could cause disruptions in our and Wandera’s business. Specifically:

•	disruptions to ongoing operations;
•	retaining and motivating key Wandera personnel;
•	declining employee morale and retention issues affecting Wandera employees, which may result from changes in management, reporting relationships, or other changes to employment relationships;
•	maintaining good relationships with customers or business partners of Wandera or our own customers as a result of the acquisition announcement, any uncertainty regarding completion of the acquisition, and any integration of operations; and
•	the attention of our and Wandera’s management may be directed toward the completion of the acquisition.

We have diverted significant management resources in an effort to complete the acquisition. If the acquisition is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

We will incur significant acquisition-related costs in connection with the Wandera acquisition, and we could incur substantial expenses related to the integration of Wandera.

We have incurred and expect to incur a number of non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the acquisition. These costs and expenses include fees paid to financial, legal and accounting advisors, potential employment-related costs, filing fees, and other related charges. We will need to pay some of these costs regardless of whether the acquisition is completed.

We will also incur integration costs in connection with the acquisition. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the acquisition and the integration of Wandera’s business. Although we expect that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and acquisition-related costs over time, any net benefit may not be achieved in the near term or at all. We will bear many of these costs even if the acquisition is not completed. While we have assumed that certain expenses would be incurred in connection with the acquisition and the other transactions contemplated by the Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

Integrating Wandera’s business may be more difficult, costly or time-consuming than expected and we may fail to realize the anticipated benefits of the acquisition, which may adversely affect our business results and negatively affect the value of our common stock.

The success of the acquisition will depend on, among other things our ability to integrate Wandera’s businesses in a manner that facilitates growth opportunities and realizes expected cost savings. We may encounter difficulties in integrating our and Wandera’s businesses and realizing the anticipated benefits of the acquisition. We must achieve anticipated post-closing growth and cost savings without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

The acquisition involves the combination of two companies which currently operate, and until the completion of the acquisition will continue to operate, as independent companies. There can be no assurances that our respective businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees from both companies, the loss of customers, the disruption of our, Wandera’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. We will be required to devote management attention and resources to business integration efforts, and prior to the acquisition, management attention and resources will be required to plan for such integration. Potential difficulties we may encounter in the integration process include the following:

•	lost sales and customers as a result of certain of our and/or Wandera’s customers deciding not to do business with us post-close;
•	differences in customer and vendor composition, sales cycles, and other business dissimilarities;
•	integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services, especially in the COVID-19 environment;
•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the acquisition; and
•	our and/or Wandera’s performance shortfalls as a result of the diversion of management’s attention caused by completing the acquisition and integrating the companies’ operations.

Any of these factors could result in us failing to realize the anticipated benefits of the acquisition, on the expected timeline or at all. An inability to realize the full extent of the anticipated benefits of the acquisition and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and our operating results, which may adversely affect the value of our common stock.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address integration challenges, we may be unable to successfully integrate their operations or realize the anticipated benefits of such integration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of May 5, 2021, by and among JAMF Holding Corp., JAMF Software, LLC, White Wolf Merger Sub, Inc., Wandera, Inc., and Shareholder Representative Services LLC, filed herewith.

10.1

First Amendment, dated as of April 22, 2021, to the Letter Agreement between JAMF Holdings, Inc. and Dean Hager (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2021).

10.2

First Amendment, dated as of April 22, 2021, to the Letter Agreement between JAMF Holdings, Inc. and Jill Putman (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2021).

10.3

First Amendment, dated as of April 22, 2021, to the Letter Agreement between JAMF Holdings, Inc. and John Strosahl (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2021).

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

Jamf Holding Corp. (Registrant)

Date: May 11, 2021	By:	/s/ Ian Goodkind
Ian Goodkind
Chief Accounting Officer (Principal Accounting Officer)