Form 10-Q
period 2021-06-30
Jamf Holding Corp.
filed 2021-08-20
CIK 1721947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐		Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 12, 2021, the Registrant had 118,653,414 shares of common stock, $0.001 par value, outstanding.

Jamf Holding Corp.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
JAMF HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020 (1)
	(Unaudited)	(As Revised)
Assets
Current assets:
Cash and cash equivalents	$226,485	$194,868
Trade accounts receivable, net of allowances of $480 and $530 at June 30, 2021 and December 31, 2020, respectively	66,667	69,056
Income taxes receivable	565	632
Deferred contract costs	10,480	8,284
Prepaid expenses	14,432	13,283
Other current assets	2,687	1,113
Total current assets	321,316	287,236
Equipment and leasehold improvements, net	17,223	15,130
Goodwill	541,850	541,480
Other intangible assets, net	189,021	202,878
Deferred contract costs, non-current	25,993	22,202
Other assets	28,112	5,359
Total assets	$1,123,515	$1,074,285
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,037	$6,967
Accrued liabilities	38,263	31,916
Income taxes payable	417	713
Deferred revenues	180,707	160,002
Total current liabilities	228,424	199,598
Deferred revenues, non-current	57,750	45,507
Deferred tax liability, net	4,306	5,087
Other liabilities	29,076	13,079
Total liabilities	319,556	263,271
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at June 30, 2021 and December 31, 2020; 118,249,912 and 116,992,472 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	118	117
Additional paid‑in capital	917,116	903,116
Accumulated deficit	(113,275)	(92,219)
Total stockholders’ equity	803,959	811,014
Total liabilities and stockholders’ equity	$1,123,515	$1,074,285
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021 (2)	2020 (1)
		(As Revised)		(As Revised)
Revenue:
Subscription	$80,718	$58,600	$155,200	$112,804
Services	3,929	2,632	7,932	6,719
License	1,591	1,032	3,833	2,794
Total revenue	86,238	62,264	166,965	122,317
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	13,875	8,740	25,889	17,988
Cost of services (exclusive of amortization expense shown below)	2,607	2,210	5,072	5,300
Amortization expense	2,860	2,678	5,637	5,355
Total cost of revenue	19,342	13,628	36,598	28,643
Gross profit	66,896	48,636	130,367	93,674
Operating expenses:
Sales and marketing	32,617	20,781	62,784	43,785
Research and development	17,203	11,949	32,829	24,587
General and administrative	27,508	6,528	43,752	17,743
Amortization expense	5,623	5,634	11,250	11,308
Total operating expenses	82,951	44,892	150,615	97,423
Income (loss) from operations	(16,055)	3,744	(20,248)	(3,749)
Interest expense, net	(167)	(4,690)	(222)	(9,468)
Foreign currency transaction loss	(308)	(13)	(526)	(317)
Other income, net	—	36	—	91
Loss before income tax (provision) benefit	(16,530)	(923)	(20,996)	(13,443)
Income tax (provision) benefit	63	89	(60)	3,113
Net loss	$(16,467)	$(834)	$(21,056)	$(10,330)
Net loss per share, basic and diluted	$(0.14)	$(0.01)	$(0.18)	$(0.10)
Weighted‑average shares used to compute net loss per share, basic and diluted	117,909,720	102,862,404	117,649,467	102,861,475
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
(2) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 for more information.
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Deficit (1)	Stockholders’ Equity (1)
	Common
	Shares	Amount
				(As Revised)	(As Revised)
Three Months Ended June 30, 2021:

Balance, March 31, 2021	117,705,895	$118	$909,966	$(96,808)	$813,276
Exercise of stock options	544,017	—	3,044	—	3,044
Share‑based compensation	—	—	4,106	—	4,106
Net loss	—	—	—	(16,467)	(16,467)
Balance, June 30, 2021	118,249,912	$118	$917,116	$(113,275)	$803,959

Three Months Ended June 30, 2020:

Balance, March 31, 2020	102,862,404	$103	$569,670	$(77,633)	$492,140
Share‑based compensation	—	—	764	—	764
Net loss	—	—	—	(834)	(834)
Balance, June 30, 2020	102,862,404	$103	$570,434	$(78,467)	$492,070

Six Months Ended June 30, 2021:

Balance, December 31, 2020	116,992,472	$117	$903,116	$(92,219)	$811,014
Exercise of stock options	1,257,440	1	7,062	—	7,063
Share‑based compensation	—	—	6,938	—	6,938
Net loss	—	—	—	(21,056)	(21,056)
Balance, June 30, 2021	118,249,912	$118	$917,116	$(113,275)	$803,959

Six Months Ended June 30, 2020:

Balance, December 31, 2019	102,843,612	$103	$568,756	$(68,137)	$500,722
Exercise of stock options	18,792	—	103	—	103
Share‑based compensation	—	—	1,575	—	1,575
Net loss	—	—	—	(10,330)	(10,330)
Balance, June 30, 2020	102,862,404	$103	$570,434	$(78,467)	$492,070
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021 (1)	2020 (2)
		(As Revised)
Cash flows from operating activities
Net loss	$(21,056)	$(10,330)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	19,538	19,170
Amortization of deferred contract costs	5,861	3,452
Amortization of debt issuance costs	249	571
Non-cash lease expense	2,398	—
Provision for bad debt expense and returns	(41)	812
Share‑based compensation	6,938	1,575
Deferred tax benefit	(669)	(3,082)
Adjustment to contingent consideration	4,237	(3,700)
Other	454	(156)
Changes in operating assets and liabilities:
Trade accounts receivable	2,249	(7,316)
Income tax receivable/payable	(238)	(278)
Prepaid expenses and other assets	(2,986)	928
Deferred contract costs	(11,848)	(8,035)
Accounts payable	2,284	202
Accrued liabilities	(1,889)	(2,371)
Deferred revenue	32,627	16,833
Other liabilities	(86)	1,240
Net cash provided by operating activities	38,022	9,515
Cash flows from investing activities
Acquisition, net of cash acquired	(3,041)	—
Purchases of equipment and leasehold improvements	(5,211)	(1,366)
Proceeds from sale of equipment and leasehold improvements	22	—
Net cash used in investing activities	(8,230)	(1,366)
Cash flows from financing activities
Debt issuance costs	(530)	—
Cash paid for offering costs	(243)	(2,203)
Cash paid for contingent consideration	(4,206)	—
Proceeds from the exercise of stock options	7,063	103
Net cash provided by (used in) financing activities	2,084	(2,100)
Effect of exchange rate changes on cash and cash equivalents	(259)	—
Net increase in cash and cash equivalents	31,617	6,049
Cash and cash equivalents, beginning of period	194,868	32,375
Cash and cash equivalents, end of period	$226,485	$38,424
Supplemental disclosures of cash flow information:
Cash paid for interest	$6	$9,262
Cash paid for income taxes, net of refunds	832	411
Offering costs accrued but not paid	300	2,865
Operating lease assets obtained in exchange for operating lease liabilities	(19)	—
(1) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 for more information.
(2) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
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
Vista Equity Partners acquisition
On November 13, 2017, Vista Equity Partners (“Vista”) acquired a majority share of all the issued and outstanding shares of the Company at the purchase price of $733.8 million (the “Vista Acquisition”). As of June 30, 2021, funds controlled by Vista owned approximately 53.5% of our outstanding common stock. As a result, we are a “controlled company” under NASDAQ Global Select Market (“NASDAQ”) corporate governance rules.
Emerging growth company status
We are currently an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.
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
On June 30, 2021, the last day of our second fiscal quarter in 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million. Accordingly, we will be deemed a large accelerated filer as of December 31, 2021 and will no longer qualify as an emerging growth company and be able to take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with our Annual Report on Form 10-K for the year ending December 31, 2021.
Unaudited interim consolidated financial information
The accompanying interim consolidated balance sheet as of June 30, 2021, the consolidated statements of operations and of stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 and the related footnote disclosures are unaudited. These unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. Except for the revision discussed below, all adjustments made were of a normal recurring nature. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period.
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation. In the fourth quarter of 2020, the Company reclassified on-premise subscription revenue from license revenue to subscription revenue in the consolidated statements of operations on a retroactive basis. The amount reclassified for the three

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
and six months ended June 30, 2020 was $5.8 million and $10.3 million, respectively. The revised presentation is consistent with our disaggregated revenue disclosure and is more consistent with how investors and other users of the financial statements evaluate overall subscription revenue. The reclassification had no impact on total revenue.
Revision of previously issued consolidated financial statements
In connection with the preparation of its financial statements for the quarter ended June 30, 2021, the Company identified immaterial errors related to certain commissions that were incorrectly capitalized in prior periods. The commissions, as well as the associated payroll taxes and retirement plan contributions, were not incremental to the acquisition of customer contracts and should have been expensed as incurred in accordance with GAAP, rather than capitalized. As a result, sales and marketing expenses were understated and deferred contract costs were overstated by $2.5 million, $2.0 million, $1.8 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018 and the three months ended March 31, 2021, respectively.
In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of this error both quantitatively and qualitatively and determined that it was not material to our previously issued consolidated financial statements. However, adjusting for the cumulative effect of this error in the consolidated statement of operations for 2021 would be material to the Company’s results for this period as the cumulative amount of the error increased over time. As such, the Company has revised its previously issued consolidated financial statements as of and for the years ended December 31, 2020, 2019 and 2018 and its unaudited consolidated financial statements as of and for the quarter ended March 31, 2021 and quarters and year-to-date periods ended June 30, 2020 and September 30, 2020 to correct the error.
The revisions also include the corrections of other immaterial errors that the Company had previously recorded as out-of-period adjustments in the period of identification, as well as other previously identified immaterial errors. The previously recorded out-of-period adjustments included the establishment of state valuation allowances, as well as other immaterial errors. The Company had previously determined that these errors did not, both individually and in the aggregate, result in a material misstatement of our previously issued consolidated financial statements and reached the same conclusion when aggregating these immaterial errors with the commissions error described above.
The accompanying financial statements and relevant footnotes to the consolidated financial statements in this Quarterly Report on Form 10-Q have been revised to correct for the immaterial errors discussed above. The tables below provide reconciliations of our previously reported amounts to revised amounts to correct for these immaterial errors in our consolidated financial statements as of and for the years ended December 31, 2020, 2019 and 2018 and our unaudited consolidated financial statements as of and for the quarter ended March 31, 2021 and as of and for the quarter and year-to-date periods ended June 30, 2020.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	December 31, 2020
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$194,868	$—	$—	$194,868
Trade accounts receivable, net of allowances	69,056	—	—	69,056
Income taxes receivable	632	—	—	632
Deferred contract costs	9,959	(1,675)	—	8,284
Prepaid expenses	13,283	—	—	13,283
Other current assets	1,113	—	—	1,113
Total current assets	288,911	(1,675)	—	287,236
Equipment and leasehold improvements, net	12,755	—	2,375	15,130
Goodwill	541,480	—	—	541,480
Other intangible assets, net	202,878	—	—	202,878
Deferred contract costs, non-current	26,770	(4,568)	—	22,202
Other assets	5,359	—	—	5,359
Total assets	$1,078,153	$(6,243)	$2,375	$1,074,285
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,967	$—	$—	$6,967
Accrued liabilities	31,574	—	342	31,916
Income taxes payable	713	—	—	713
Deferred revenues	160,443	—	(441)	160,002
Total current liabilities	199,697	—	(99)	199,598
Deferred revenues, non-current	45,507	—	—	45,507
Deferred tax liability, net	6,422	(1,535)	200	5,087
Other liabilities	11,046	—	2,033	13,079
Total liabilities	262,672	(1,535)	2,134	263,271
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	117	—	—	117
Additional paid‑in capital	903,116	—	—	903,116
Accumulated deficit	(87,752)	(4,708)	241	(92,219)
Total stockholders’ equity	815,481	(4,708)	241	811,014
Total liabilities and stockholders’ equity	$1,078,153	$(6,243)	$2,375	$1,074,285

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Year Ended December 31, 2020
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands, except share and per share amounts)
Revenue:
Subscription	$249,192	$—	$(313)	$248,879
Services	14,525	—	(6)	14,519
License	5,734	—	—	5,734
Total revenue	269,451	—	(319)	269,132
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	39,323	—	206	39,529
Cost of services (exclusive of amortization expense shown below)	10,712	—	14	10,726
Amortization expense	10,753	—	—	10,753
Total cost of revenue	60,788	—	220	61,008
Gross profit	208,663	—	(539)	208,124
Operating expenses:
Sales and marketing	96,251	2,497	137	98,885
Research and development	52,431	—	82	52,513
General and administrative	51,904	—	(301)	51,603
Amortization expense	22,575	—	—	22,575
Total operating expenses	223,161	2,497	(82)	225,576
Loss from operations	(14,498)	(2,497)	(457)	(17,452)
Interest expense, net	(10,741)	—	—	(10,741)
Loss on extinguishment of debt	(5,213)	—	—	(5,213)
Foreign currency transaction loss	(722)	—	—	(722)
Other income, net	91	—	—	91
Loss before income tax benefit	(31,083)	(2,497)	(457)	(34,037)
Income tax benefit	8,312	619	1,024	9,955
Net loss	$(22,771)	$(1,878)	$567	$(24,082)
Net loss per share, basic and diluted	$(0.21)			$(0.22)
Weighted-average shares used to compute net loss per share, basic and diluted	108,908,597			108,908,597

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount
	(in thousands, except share amounts)
As Previously Reported
Balance, December 31, 2019	102,843,612	$103	$568,756	$(64,981)	$503,878
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions, offering costs and tax	13,500,000	14	322,399	—	322,413
Private placement	85,880	—	2,233	—	2,233
Exercise of stock options	526,460	—	2,985	—	2,985
Vesting of restricted stock units	36,520	—	—	—	—
Share‑based compensation	—	—	6,743	—	6,743
Net loss	—	—	—	(22,771)	(22,771)
Balance, December 31, 2020	116,992,472	$117	$903,116	$(87,752)	$815,481

Commissions Adjustment
Balance, December 31, 2019	—	$—	$—	$(2,830)	$(2,830)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions, offering costs and tax	—	—	—	—	—
Private placement	—	—	—	—	—
Exercise of stock options	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—
Share‑based compensation	—	—	—	—	—
Net loss	—	—	—	(1,878)	(1,878)
Balance, December 31, 2020	—	$—	$—	$(4,708)	$(4,708)

Other Adjustments
Balance, December 31, 2019	—	$—	$—	$(326)	$(326)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions, offering costs and tax	—	—	—	—	—
Private placement	—	—	—	—	—
Exercise of stock options	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—
Share‑based compensation	—	—	—	—	—
Net loss	—	—	—	567	567
Balance, December 31, 2020	—	$—	$—	$241	$241

As Revised
Balance, December 31, 2019	102,843,612	$103	$568,756	$(68,137)	$500,722
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions, offering costs and tax	13,500,000	14	322,399	—	322,413
Private placement	85,880	—	2,233	—	2,233
Exercise of stock options	526,460	—	2,985	—	2,985
Vesting of restricted stock units	36,520	—	—	—	—
Share‑based compensation	—	—	6,743	—	6,743
Net loss	—	—	—	(24,082)	(24,082)
Balance, December 31, 2020	116,992,472	$117	$903,116	$(92,219)	$811,014

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Year Ended December 31, 2020
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands)
Cash flows from operating activities
Net loss	$(22,771)	$(1,878)	$567	$(24,082)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	38,168	—	343	38,511
Amortization of deferred contract costs	9,647	(1,694)	—	7,953
Amortization of debt issuance costs	773	—	—	773
Provision for bad debt expense and returns	1,024	—	—	1,024
Gain on disposal of equipment and leasehold improvements	(29)	—	29	—
Loss on extinguishment of debt	5,213	—	—	5,213
Share‑based compensation	6,743	—	—	6,743
Deferred tax benefit	(8,675)	(619)	(1,024)	(10,318)
Adjustment to contingent consideration	(1,000)	—	—	(1,000)
Other	(263)	—	(227)	(490)
Changes in operating assets and liabilities:
Trade accounts receivable	(23,170)	—	58	(23,112)
Income tax receivable/payable	(766)	—	—	(766)
Prepaid expenses and other assets	(4,119)	—	499	(3,620)
Deferred contract costs	(24,589)	4,191	—	(20,398)
Deferred taxes	145	—	(145)	—
Accounts payable	3,888	—	138	4,026
Accrued liabilities	5,501	—	—	5,501
Deferred revenue	65,125	—	(180)	64,945
Other liabilities	1,898	—	—	1,898
Net cash provided by operating activities	52,743	—	58	52,801
Cash flows from investing activities
Acquisition, net of cash acquired	(2,512)	—	—	(2,512)
Purchases of equipment and leasehold improvements	(4,368)	—	—	(4,368)
Proceeds from sale of equipment and leasehold improvements	4	—	—	4
Net cash used in investing activities	(6,876)	—	—	(6,876)
Cash flows from financing activities
Debt issuance costs	(1,264)	—	—	(1,264)
Payment of debt	(205,000)	—	—	(205,000)
Payment of debt extinguishment costs	(2,050)	—	—	(2,050)
Proceeds from initial public offering, net of underwriting discounts and commissions	326,316	—	—	326,316
Cash paid for offering costs	(7,256)	—	—	(7,256)
Proceeds from private placement	2,233	—	—	2,233
Proceeds from the exercise of stock options	2,985	—	—	2,985
Net cash provided by financing activities	115,964	—	—	115,964
Effect of exchange rate changes on cash and cash equivalents	604	—	—	604
Net increase in cash and cash equivalents	162,435	—	58	162,493
Cash and cash equivalents, beginning of period	32,433	—	(58)	32,375
Cash and cash equivalents, end of period	$194,868	$—	$—	$194,868
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,649	$—	$—	$12,649
Cash paid for income taxes, net of refunds	1,394	—	—	1,394

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	December 31, 2019
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$32,433	$—	$(58)	$32,375
Trade accounts receivable, net of allowances	46,513	—	58	46,571
Income taxes receivable	14	—	—	14
Deferred contract costs	5,553	(932)	—	4,621
Prepaid expenses	10,935	—	(2,841)	8,094
Other current assets	3,133	—	499	3,632
Total current assets	98,581	(932)	(2,342)	95,307
Equipment and leasehold improvements, net	12,477	—	2,718	15,195
Goodwill	539,818	—	—	539,818
Other intangible assets, net	235,099	—	—	235,099
Deferred contract costs, non-current	16,234	(2,814)	—	13,420
Other assets	2,599	—	2,841	5,440
Total assets	$904,808	$(3,746)	$3,217	$904,279
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,684	$—	$(138)	$3,546
Accrued liabilities	26,927	—	342	27,269
Income taxes payable	819	—	—	819
Deferred revenues	120,089	—	(261)	119,828
Total current liabilities	151,519	—	(57)	151,462
Deferred revenues, non-current	20,621	—	—	20,621
Deferred tax liability, net	18,133	(916)	1,224	18,441
Debt	201,319	—	—	201,319
Other liabilities	9,338	—	2,376	11,714
Total liabilities	400,930	(916)	3,543	403,557
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	103	—	—	103
Additional paid‑in capital	568,756	—	—	568,756
Accumulated deficit	(64,981)	(2,830)	(326)	(68,137)
Total stockholders’ equity	503,878	(2,830)	(326)	500,722
Total liabilities and stockholders’ equity	$904,808	$(3,746)	$3,217	$904,279

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Year Ended December 31, 2019
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands, except share and per share amounts)
Revenue:
Subscription	$175,189	$—	$(71)	$175,118
Services	19,008	—	6	19,014
License	9,830	—	3	9,833
Total revenue	204,027	—	(62)	203,965
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	31,539	—	(82)	31,457
Cost of services (exclusive of amortization expense shown below)	14,224	—	15	14,239
Amortization expense	10,266	—	—	10,266
Total cost of revenue	56,029	—	(67)	55,962
Gross profit	147,998	—	5	148,003
Operating expenses:
Sales and marketing	71,006	1,991	106	73,103
Research and development	42,829	—	69	42,898
General and administrative	32,003	—	(494)	31,509
Amortization expense	22,416	—	—	22,416
Total operating expenses	168,254	1,991	(319)	169,926
Loss from operations	(20,256)	(1,991)	324	(21,923)
Interest expense, net	(21,423)	—	—	(21,423)
Foreign currency transaction loss	(1,252)	—	—	(1,252)
Other income, net	220	—	—	220
Loss before income tax benefit	(42,711)	(1,991)	324	(44,378)
Income tax benefit	10,111	488	(566)	10,033
Net loss	$(32,600)	$(1,503)	$(242)	$(34,345)
Net loss per share, basic and diluted	$(0.32)			$(0.33)
Weighted-average shares used to compute net loss per share, basic and diluted	102,752,092			102,752,092

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount
	(in thousands, except share amounts)
As Previously Reported
Balance, December 31, 2018	102,649,701	$103	$565,372	$(32,381)	$533,094
Exercise of stock options	168,391	—	923	—	923
Vesting of restricted stock units	25,520	—	—	—	—
Share‑based compensation	—	—	2,461	—	2,461
Net loss	—	—	—	(32,600)	(32,600)
Balance, December 31, 2019	102,843,612	$103	$568,756	$(64,981)	$503,878

Commissions Adjustment
Balance, December 31, 2018	—	$—	$—	$(1,327)	$(1,327)
Exercise of stock options	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—
Share‑based compensation	—	—	—	—	—
Net loss	—	—	—	(1,503)	(1,503)
Balance, December 31, 2019	—	$—	$—	$(2,830)	$(2,830)

Other Adjustments
Balance, December 31, 2018	—	$—	$—	$(84)	$(84)
Exercise of stock options	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—
Share‑based compensation	—	—	—	—	—
Net loss	—	—	—	(242)	(242)
Balance, December 31, 2019	—	$—	$—	$(326)	$(326)

As Revised
Balance, December 31, 2018	102,649,701	$103	$565,372	$(33,792)	$531,683
Exercise of stock options	168,391	—	923	—	923
Vesting of restricted stock units	25,520	—	—	—	—
Share‑based compensation	—	—	2,461	—	2,461
Net loss	—	—	—	(34,345)	(34,345)
Balance, December 31, 2019	102,843,612	$103	$568,756	$(68,137)	$500,722

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Year Ended December 31, 2019
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands)
Cash flows from operating activities
Net loss	$(32,600)	$(1,503)	$(242)	$(34,345)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	36,807	—	275	37,082
Amortization of deferred contract costs	6,250	(1,014)	—	5,236
Amortization of debt issuance costs	1,120	—	—	1,120
Provision for bad debt expense and returns	279	—	—	279
Gain on disposal of equipment and leasehold improvements	(17)	—	17	—
Share‑based compensation	2,461	—	—	2,461
Deferred tax benefit	(11,247)	(488)	566	(11,169)
Adjustment to contingent consideration	200	—	—	200
Other	—	—	(292)	(292)
Changes in operating assets and liabilities:
Trade accounts receivable	(14,741)	—	(58)	(14,799)
Income tax receivable/payable	559	—	—	559
Prepaid expenses and other assets	(4,585)	—	(521)	(5,106)
Deferred contract costs	(17,050)	3,005	—	(14,045)
Accounts payable	1,138	—	(138)	1,000
Accrued liabilities	6,390	—	(41)	6,349
Deferred revenue	36,998	—	376	37,374
Other liabilities	(58)	—	—	(58)
Net cash provided by operating activities	11,904	—	(58)	11,846
Cash flows from investing activities
Acquisition, net of cash acquired	(40,173)	—	—	(40,173)
Purchases of equipment and leasehold improvements	(7,190)	—	—	(7,190)
Net cash used in investing activities	(47,363)	—	—	(47,363)
Cash flows from financing activities
Proceeds from debt	40,000	—	—	40,000
Debt issuance costs	(1,550)	—	—	(1,550)
Payment of debt	(10,000)	—	—	(10,000)
Cash paid for offering costs	(721)	—	—	(721)
Proceeds from the exercise of stock options	923	—	—	923
Net cash provided by financing activities	28,652	—	—	28,652
Net decrease in cash and cash equivalents	(6,807)	—	(58)	(6,865)
Cash and cash equivalents, beginning of period	39,240	—	—	39,240
Cash and cash equivalents, end of period	$32,433	$—	$(58)	$32,375
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,693	$—	$—	$20,693
Cash paid for income taxes, net of refunds	596	—	—	596
Non-cash investing activities:
Leasehold improvements acquired through lease incentives	$—	$—	$2,672	$2,672

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	December 31, 2018
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$39,240	$—	$—	$39,240
Trade accounts receivable, net of allowances	30,854	—	—	30,854
Income taxes receivable	65	—	—	65
Deferred contract costs	2,526	(398)	—	2,128
Prepaid expenses	6,682	—	(207)	6,475
Other current assets	922	—	185	1,107
Total current assets	80,289	(398)	(22)	79,869
Equipment and leasehold improvements, net	9,228	—	321	9,549
Goodwill	501,145	—	—	501,145
Other intangible assets, net	252,171	—	—	252,171
Deferred contract costs, non-current	8,461	(1,357)	—	7,104
Other assets	2,090	—	—	2,090
Total assets	$853,384	$(1,755)	$299	$851,928
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,343	$—	$—	$2,343
Accrued liabilities	18,809	—	94	18,903
Income taxes payable	147	—	—	147
Deferred revenues	86,220	—	(637)	85,583
Total current liabilities	107,519	—	(543)	106,976
Deferred revenues, non-current	14,442	—	—	14,442
Deferred tax liability, net	26,384	(428)	658	26,614
Debt	171,749	—	—	171,749
Other liabilities	196	—	268	464
Total liabilities	320,290	(428)	383	320,245
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	103	—	—	103
Additional paid‑in capital	565,372	—	—	565,372
Accumulated deficit	(32,381)	(1,327)	(84)	(33,792)
Total stockholders’ equity	533,094	(1,327)	(84)	531,683
Total liabilities and stockholders’ equity	$853,384	$(1,755)	$299	$851,928

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Year Ended December 31, 2018
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands, except share and per share amounts)
Revenue:
Subscription	$113,040	$—	$827	$113,867
Services	20,206	—	(5)	20,201
License	13,316	—	—	13,316
Total revenue	146,562	—	822	147,384
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	24,088	—	11	24,099
Cost of services (exclusive of amortization expense shown below)	16,246	—	4	16,250
Amortization expense	8,969	—	—	8,969
Total cost of revenue	49,303	—	15	49,318
Gross profit	97,259	—	807	98,066
Operating expenses:
Sales and marketing	51,976	1,755	18	53,749
Research and development	31,515	—	12	31,527
General and administrative	22,270	—	174	22,444
Amortization expense	21,491	—	—	21,491
Total operating expenses	127,252	1,755	204	129,211
Loss from operations	(29,993)	(1,755)	603	(31,145)
Interest expense, net	(18,203)	—	—	(18,203)
Foreign currency transaction loss	(418)	—	—	(418)
Other income, net	221	—	—	221
Loss before income tax benefit	(48,393)	(1,755)	603	(49,545)
Income tax benefit	12,137	428	(599)	11,966
Net loss	$(36,256)	$(1,327)	$4	$(37,579)
Net loss per share, basic and diluted	$(0.35)			$(0.37)
Weighted-average shares used to compute net loss per share, basic and diluted	102,325,465			102,325,465

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
	Common
	Shares	Amount
	(in thousands, except share amounts)
As Previously Reported
Balance, December 31, 2017	102,300,010	$102	$561,288	$3,875	$565,265
Exercise of stock options	322,851	1	1,769	—	1,770
Vesting of restricted stock units	26,840	—	—	—	—
Share‑based compensation	—	—	2,315	—	2,315
Net loss	—	—	—	(36,256)	(36,256)
Balance, December 31, 2018	102,649,701	$103	$565,372	$(32,381)	$533,094

Commissions Adjustment
Balance, December 31, 2017	—	$—	$—	$—	$—
Exercise of stock options	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—
Share‑based compensation	—	—	—	—	—
Net loss	—	—	—	(1,327)	(1,327)
Balance, December 31, 2018	—	$—	$—	$(1,327)	$(1,327)

Other Adjustments
Balance, December 31, 2017	—	$—	$—	$(88)	$(88)
Exercise of stock options	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—
Share‑based compensation	—	—	—	—	—
Net loss	—	—	—	4	4
Balance, December 31, 2018	—	$—	$—	$(84)	$(84)

As Revised
Balance, December 31, 2017	102,300,010	$102	$561,288	$3,787	$565,177
Exercise of stock options	322,851	1	1,769	—	1,770
Vesting of restricted stock units	26,840	—	—	—	—
Share‑based compensation	—	—	2,315	—	2,315
Net loss	—	—	—	(37,579)	(37,579)
Balance, December 31, 2018	102,649,701	$103	$565,372	$(33,792)	$531,683

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Year Ended December 31, 2018
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands)
Cash flows from operating activities
Net loss	$(36,256)	$(1,327)	$4	$(37,579)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	33,914	—	48	33,962
Amortization of deferred contract costs	3,391	(527)	—	2,864
Amortization of debt issuance costs	513	—	—	513
Provision for bad debt expense and returns	37	—	—	37
Loss on disposal of equipment and leasehold improvements	14	—	(14)	—
Share‑based compensation	2,315	—	—	2,315
Deferred tax benefit	(12,550)	(428)	599	(12,379)
Other	—	—	(34)	(34)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,353)	—	—	(3,353)
Income tax receivable/payable	(977)	—	—	(977)
Prepaid expenses and other assets	(2,555)	—	(2)	(2,557)
Deferred contract costs	(13,222)	2,282	—	(10,940)
Accounts payable	(313)	—	—	(313)
Accrued liabilities	5,965	—	36	6,001
Deferred revenue	32,476	—	(637)	31,839
Other liabilities	(39)	—	—	(39)
Net cash provided by operating activities	9,360	—	—	9,360
Cash flows from investing activities
Acquisition, net of cash acquired	(2,893)	—	—	(2,893)
Purchases of equipment and leasehold improvements	(2,909)	—	—	(2,909)
Net cash used in investing activities	(5,802)	—	—	(5,802)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,770	—	—	1,770
Net cash provided by financing activities	1,770	—	—	1,770
Net increase in cash and cash equivalents	5,328	—	—	5,328
Cash and cash equivalents, beginning of period	33,912	—	—	33,912
Cash and cash equivalents, end of period	$39,240	$—	$—	$39,240
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,835	$—	$—	$17,835
Cash paid for income taxes, net of refunds	1,461	—	—	1,461
Non-cash investing activities:
Leasehold improvements acquired through lease incentives	$—	$—	$369	$369

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	March 31, 2021
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$196,190	$—	$—	$196,190
Trade accounts receivable, net of allowances	75,882	—	—	75,882
Income taxes receivable	632	—	—	632
Deferred contract costs	11,155	(1,942)	—	9,213
Prepaid expenses	15,009	—	—	15,009
Other current assets	2,325	—	—	2,325
Total current assets	301,193	(1,942)	—	299,251
Equipment and leasehold improvements, net	16,965	—	(186)	16,779
Goodwill	541,850	—	—	541,850
Other intangible assets, net	197,504	—	—	197,504
Deferred contract costs, non-current	28,774	(5,136)	—	23,638
Other assets	28,898	—	—	28,898
Total assets	$1,115,184	$(7,078)	$(186)	$1,107,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,744	$—	$—	$5,744
Accrued liabilities	28,131	—	—	28,131
Income taxes payable	1,153	—	(87)	1,066
Deferred revenues	167,868	—	—	167,868
Total current liabilities	202,896	—	(87)	202,809
Deferred revenues, non-current	53,711	—	—	53,711
Deferred tax liability, net	5,475	(1,465)	275	4,285
Other liabilities	33,839	—	—	33,839
Total liabilities	295,921	(1,465)	188	294,644
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	118	—	—	118
Additional paid‑in capital	909,966	—	—	909,966
Accumulated deficit	(90,821)	(5,613)	(374)	(96,808)
Total stockholders’ equity	819,263	(5,613)	(374)	813,276
Total liabilities and stockholders’ equity	$1,115,184	$(7,078)	$(186)	$1,107,920

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands, except share and per share amounts)
Revenue:
Subscription	$74,923	$—	$(441)	$74,482
Services	4,003	—	—	4,003
License	2,242	—	—	2,242
Total revenue	81,168	—	(441)	80,727
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	12,014	—	—	12,014
Cost of services (exclusive of amortization expense shown below)	2,465	—	—	2,465
Amortization expense	2,777	—	—	2,777
Total cost of revenue	17,256	—	—	17,256
Gross profit	63,912	—	(441)	63,471
Operating expenses:
Sales and marketing	29,332	835	—	30,167
Research and development	15,626	—	—	15,626
General and administrative	16,105	—	139	16,244
Amortization expense	5,627	—	—	5,627
Total operating expenses	66,690	835	139	67,664
Loss from operations	(2,778)	(835)	(580)	(4,193)
Interest expense, net	(55)	—	—	(55)
Foreign currency transaction loss	(171)	—	(47)	(218)
Other income, net	—	—	—	—
Loss before income tax provision	(3,004)	(835)	(627)	(4,466)
Income tax provision	(65)	(70)	12	(123)
Net loss	$(3,069)	$(905)	$(615)	$(4,589)
Net loss per share, basic and diluted	$(0.03)			$(0.04)
Weighted-average shares used to compute net loss per share, basic and diluted	117,386,322			117,386,322

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount
	(in thousands, except share amounts)
As Previously Reported
Balance, December 31, 2020	116,992,472	$117	$903,116	$(87,752)	$815,481
Exercise of stock options	713,423	1	4,018	—	4,019
Share‑based compensation	—	—	2,832	—	2,832
Net loss	—	—	—	(3,069)	(3,069)
Balance, March 31, 2021	117,705,895	$118	$909,966	$(90,821)	$819,263

Commissions Adjustment
Balance, December 31, 2020	—	$—	$—	$(4,708)	$(4,708)
Exercise of stock options	—	—	—	—	—
Share‑based compensation	—	—	—	—	—
Net loss	—	—	—	(905)	(905)
Balance, March 31, 2021	—	$—	$—	$(5,613)	$(5,613)

Other Adjustments
Balance, December 31, 2020	—	$—	$—	$241	$241
Exercise of stock options	—	—	—	—	—
Share‑based compensation	—	—	—	—	—
Net loss	—	—	—	(615)	(615)
Balance, March 31, 2021	—	$—	$—	$(374)	$(374)

As Revised
Balance, December 31, 2020	116,992,472	$117	$903,116	$(92,219)	$811,014
Exercise of stock options	713,423	1	4,018	—	4,019
Share‑based compensation	—	—	2,832	—	2,832
Net loss	—	—	—	(4,589)	(4,589)
Balance, March 31, 2021	117,705,895	$118	$909,966	$(96,808)	$813,276

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands)
Cash flows from operating activities
Net loss	$(3,069)	$(905)	$(615)	$(4,589)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	9,784	—	—	9,784
Amortization of deferred contract costs	3,296	(596)	—	2,700
Amortization of debt issuance costs	69	—	—	69
Non-cash lease expense	1,267	—	—	1,267
Provision for bad debt expense and returns	159	—	—	159
Share‑based compensation	2,832	—	—	2,832
Deferred tax benefit	(758)	70	75	(613)
Adjustment to contingent consideration	300	—	—	300
Other	62	—	139	201
Changes in operating assets and liabilities:
Trade accounts receivable	(7,066)	—	—	(7,066)
Income tax receivable/payable	463	—	(87)	376
Prepaid expenses and other assets	(3,317)	—	—	(3,317)
Deferred contract costs	(6,496)	1,431	—	(5,065)
Accounts payable	(1,191)	—	—	(1,191)
Accrued liabilities	(7,694)	—	11	(7,683)
Deferred revenue	15,472	—	441	15,913
Other liabilities	(90)	—	36	(54)
Net cash provided by operating activities	4,023	—	—	4,023
Cash flows from investing activities
Acquisition, net of cash acquired	(3,041)	—	—	(3,041)
Purchases of equipment and leasehold improvements	(3,290)	—	—	(3,290)
Proceeds from sale of equipment and leasehold improvements	12	—	—	12
Net cash used in investing activities	(6,319)	—	—	(6,319)
Cash flows from financing activities
Proceeds from the exercise of stock options	4,019	—	—	4,019
Net cash provided by financing activities	4,019	—	—	4,019
Effect of exchange rate changes on cash and cash equivalents	(401)			(401)
Net increase in cash and cash equivalents	1,322	—	—	1,322
Cash and cash equivalents, beginning of period	194,868	—	—	194,868
Cash and cash equivalents, end of period	$196,190	$—	$—	$196,190
Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$—	$—	$3
Cash paid for income taxes, net of refunds	351	—	—	351
Operating lease assets obtained in exchange for operating lease liabilities	(19)	—	—	(19)

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	June 30, 2020
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$38,424	$—	$—	$38,424
Trade accounts receivable, net of allowances	53,275	—	—	53,275
Income taxes receivable	554	—	—	554
Deferred contract costs	7,270	(1,277)	—	5,993
Prepaid expenses	10,880	—	—	10,880
Other current assets	6,314	—	—	6,314
Total current assets	116,717	(1,277)	—	115,440
Equipment and leasehold improvements, net	11,494	—	2,550	14,044
Goodwill	539,818	—	—	539,818
Other intangible assets, net	218,430	—	—	218,430
Deferred contract costs, non-current	20,334	(3,703)	—	16,631
Other assets	2,557	—	—	2,557
Total assets	$909,350	$(4,980)	$2,550	$906,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,909	$—	$(194)	$3,715
Accrued liabilities	26,099	—	342	26,441
Income taxes payable	1,081	—	—	1,081
Deferred revenues	130,309	—	(456)	129,853
Total current liabilities	161,398	—	(308)	161,090
Deferred revenues, non-current	27,429	—	—	27,429
Deferred tax liability, net	14,913	(1,227)	1,670	15,356
Debt	201,891	—	—	201,891
Other liabilities	6,876	—	2,208	9,084
Total liabilities	412,507	(1,227)	3,570	414,850
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	103	—	—	103
Additional paid‑in capital	570,434	—	—	570,434
Accumulated deficit	(73,694)	(3,753)	(1,020)	(78,467)
Total stockholders’ equity	496,843	(3,753)	(1,020)	492,070
Total liabilities and stockholders’ equity	$909,350	$(4,980)	$2,550	$906,920

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2020
	As Previously Reported (1)	Adjustments		As Revised
		Commissions	Other
	(in thousands, except share and per share amounts)
Revenue:
Subscription	$58,748	$—	$(148)	$58,600
Services	2,451	—	181	2,632
License	1,032	—	—	1,032
Total revenue	62,231	—	33	62,264
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	8,762	—	(22)	8,740
Cost of services (exclusive of amortization expense shown below)	2,207	—	3	2,210
Amortization expense	2,678	—	—	2,678
Total cost of revenue	13,647	—	(19)	13,628
Gross profit	48,584	—	52	48,636
Operating expenses:
Sales and marketing	20,202	544	35	20,781
Research and development	11,929	—	20	11,949
General and administrative	6,603	—	(75)	6,528
Amortization expense	5,634	—	—	5,634
Total operating expenses	44,368	544	(20)	44,892
Income from operations	4,216	(544)	72	3,744
Interest expense, net	(4,690)	—	—	(4,690)
Foreign currency transaction loss	(13)	—	—	(13)
Other income, net	36	—	—	36
Loss before income tax benefit	(451)	(544)	72	(923)
Income tax benefit	28	142	(81)	89
Net loss	$(423)	$(402)	$(9)	$(834)
Net loss per share, basic and diluted	$(0.00)			$(0.01)
Weighted-average shares used to compute net loss per share, basic and diluted	102,862,404			102,862,404
(1) Previously reported amounts reflect the reclassification of on-premise subscription revenue from license revenue to subscription revenue, which we applied on a retrospective basis in the fourth quarter of 2020. See further information in Basis of Presentation above.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2020
	As Previously Reported (1)	Adjustments		As Revised
		Commissions	Other
	(in thousands, except share and per share amounts)
Revenue:
Subscription	$113,366	$—	$(562)	$112,804
Services	6,461	—	258	6,719
License	2,794	—	—	2,794
Total revenue	122,621	—	(304)	122,317
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	18,010	—	(22)	17,988
Cost of services (exclusive of amortization expense shown below)	5,293	—	7	5,300
Amortization expense	5,355	—	—	5,355
Total cost of revenue	28,658	—	(15)	28,643
Gross profit	93,963	—	(289)	93,674
Operating expenses:
Sales and marketing	42,484	1,234	67	43,785
Research and development	24,546	—	41	24,587
General and administrative	17,892	—	(149)	17,743
Amortization expense	11,308	—	—	11,308
Total operating expenses	96,230	1,234	(41)	97,423
Loss from operations	(2,267)	(1,234)	(248)	(3,749)
Interest expense, net	(9,468)	—	—	(9,468)
Foreign currency transaction loss	(317)	—	—	(317)
Other income, net	91	—	—	91
Loss before income tax benefit	(11,961)	(1,234)	(248)	(13,443)
Income tax benefit	3,248	311	(446)	3,113
Net loss	$(8,713)	$(923)	$(694)	$(10,330)
Net loss per share, basic and diluted	$(0.08)			$(0.10)
Weighted-average shares used to compute net loss per share, basic and diluted	102,861,475			102,861,475
(1) Previously reported amounts reflect the reclassification of on-premise subscription revenue from license revenue to subscription revenue, which we applied on a retrospective basis in the fourth quarter of 2020. See further information in Basis of Presentation above.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount
	(in thousands, except share amounts)
As Previously Reported
Balance, March 31, 2020	102,862,404	$103	$569,670	$(73,271)	$496,502
Exercise of stock options	—	—	—	—	—
Share‑based compensation	—	—	764	—	764
Net loss	—	—	—	(423)	(423)
Balance, June 30, 2020	102,862,404	$103	$570,434	$(73,694)	$496,843

Commissions Adjustment
Balance, March 31, 2020	—	$—	$—	$(3,351)	$(3,351)
Exercise of stock options	—	—	—	—	—
Share‑based compensation	—	—	—	—	—
Net loss	—	—	—	(402)	(402)
Balance, June 30, 2020	—	$—	$—	$(3,753)	$(3,753)

Other Adjustments
Balance, March 31, 2020	—	$—	$—	$(1,011)	$(1,011)
Exercise of stock options	—	—	—	—	—
Share‑based compensation	—	—	—	—	—
Net loss	—	—	—	(9)	(9)
Balance, June 30, 2020	—	$—	$—	$(1,020)	$(1,020)

As Revised
Balance, March 31, 2020	102,862,404	$103	$569,670	$(77,633)	$492,140
Exercise of stock options	—	—	—	—	—
Share‑based compensation	—	—	764	—	764
Net loss	—	—	—	(834)	(834)
Balance, June 30, 2020	102,862,404	$103	$570,434	$(78,467)	$492,070

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount
	(in thousands, except share amounts)
As Previously Reported
Balance, December 31, 2019	102,843,612	$103	$568,756	$(64,981)	$503,878
Exercise of stock options	18,792	—	103	—	103
Share‑based compensation	—	—	1,575	—	1,575
Net loss	—	—	—	(8,713)	(8,713)
Balance, June 30, 2020	102,862,404	$103	$570,434	$(73,694)	$496,843

Commissions Adjustment
Balance, December 31, 2019	—	$—	$—	$(2,830)	$(2,830)
Exercise of stock options	—	—	—	—	—
Share‑based compensation	—	—	—	—	—
Net loss	—	—	—	(923)	(923)
Balance, June 30, 2020	—	$—	$—	$(3,753)	$(3,753)

Other Adjustments
Balance, December 31, 2019	—	$—	$—	$(326)	$(326)
Exercise of stock options	—	—	—	—	—
Share‑based compensation	—	—	—	—	—
Net loss	—	—	—	(694)	(694)
Balance, June 30, 2020	—	$—	$—	$(1,020)	$(1,020)

As Revised
Balance, December 31, 2019	102,843,612	$103	$568,756	$(68,137)	$500,722
Exercise of stock options	18,792	—	103	—	103
Share‑based compensation	—	—	1,575	—	1,575
Net loss	—	—	—	(10,330)	(10,330)
Balance, June 30, 2020	102,862,404	$103	$570,434	$(78,467)	$492,070

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2020
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands)
Cash flows from operating activities
Net loss	$(8,713)	$(923)	$(694)	$(10,330)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	19,002	—	168	19,170
Amortization of deferred contract costs	4,218	(766)	—	3,452
Amortization of debt issuance costs	571	—	—	571
Provision for bad debt expense and returns	812	—	—	812
Loss on disposal of equipment and leasehold improvements	12	—	(12)	—
Share‑based compensation	1,575	—	—	1,575
Deferred tax benefit	(3,217)	(311)	446	(3,082)
Adjustment to contingent consideration	(3,700)	—	—	(3,700)
Other	—	—	(156)	(156)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,374)	—	58	(7,316)
Income tax receivable/payable	(278)	—	—	(278)
Prepaid expenses and other assets	429	—	499	928
Deferred contract costs	(10,035)	2,000	—	(8,035)
Accounts payable	258	—	(56)	202
Accrued liabilities	(2,371)	—	—	(2,371)
Deferred revenue	17,028	—	(195)	16,833
Other liabilities	1,240	—	—	1,240
Net cash provided by operating activities	9,457	—	58	9,515
Cash flows from investing activities
Purchases of equipment and leasehold improvements	(1,366)	—	—	(1,366)
Net cash used in investing activities	(1,366)	—	—	(1,366)
Cash flows from financing activities
Cash paid for offering costs	(2,203)	—	—	(2,203)
Proceeds from the exercise of stock options	103	—	—	103
Net cash used in financing activities	(2,100)	—	—	(2,100)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—
Net increase in cash and cash equivalents	5,991	—	58	6,049
Cash and cash equivalents, beginning of period	32,433	—	(58)	32,375
Cash and cash equivalents, end of period	$38,424	$—	$—	$38,424
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,262	$—	$—	$9,262
Cash paid for income taxes, net of refunds	411	—	—	411
Offering costs, accrued but not yet paid	2,865	—	—	2,865
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

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Segment and geographic information
Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment.
Revenue by geographic region as determined based on the end user customer address was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021 (2)	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
Revenue:
The Americas	$64,726	$48,145	$125,543	$95,016
Europe, the Middle East, India, and Africa	15,655	10,631	30,178	20,561
Asia Pacific	5,857	3,488	11,244	6,740
	$86,238	$62,264	$166,965	$122,317
(1) Certain prior period amounts have been revised to correct immaterial errors. See above for more information.
(2) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See above for more information.
Note 2. Summary of significant accounting policies
The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Except for the accounting policies for leases that were updated as a result of adopting the new accounting standard, there have been no significant changes to these policies that have had a material impact on the Company’s consolidated financial statements and related notes for the three and six months ended June 30, 2021. The following describes the impact of certain policies.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Disaggregation of Revenue
The Company separates revenue into subscription and non-subscription categories to disaggregate those revenues that are term-based and renewable from those that are one-time in nature. Revenue from subscription and non-subscription contractual arrangements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021 (2)	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
SaaS subscription and support and maintenance	$72,121	$52,830	$138,897	$102,494
On‑premise subscription	8,597	5,770	16,303	10,310
Subscription revenue	80,718	58,600	155,200	112,804
Professional services	3,929	2,632	7,932	6,719
Perpetual licenses	1,591	1,032	3,833	2,794
Non‑subscription revenue	5,520	3,664	11,765	9,513
Total revenue	$86,238	$62,264	$166,965	$122,317
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
(2) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 for more information.
Contract Balances
If revenue is recognized in advance of the right to invoice, a contract asset is recorded. The balances of contract assets, which are included in other current assets in the consolidated balance sheets, were $1.6 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively.
Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance and services in advance.
Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021 (2)	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
Balance, beginning of the period	$221,579	$145,312	$205,509	$140,449
Revenue earned	(66,967)	(49,393)	(111,398)	(91,395)
Deferral of revenue	83,845	61,363	144,346	108,228
Balance, end of the period	$238,457	$157,282	$238,457	$157,282
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
(2) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 for more information.
There were no significant changes to our contract assets and liabilities during the three and six months ended June 30, 2021 and 2020 outside of our sales activities.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancellable amounts to be invoiced. As of June 30, 2021 and December 31, 2020, the Company had $270.6 million and $224.1 million, respectively, of remaining performance obligations, with 79% and 80%, respectively, expected to be recognized as revenue over the succeeding 12 months, and the remainder generally expected to be recognized over the three years thereafter. Previously reported remaining performance obligations as of December 31, 2020 have been revised. See Note 1 for more information.
Deferred Contract Costs
Sales commissions as well as associated payroll taxes and retirement plan contributions (together, contract costs) that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the consolidated balance sheets when the period of benefit is determined to be greater than one year.
Total amortization of contract costs for the three months ended June 30, 2021 and 2020 was $3.2 million and $1.8 million, respectively. Total amortization of contract costs for the six months ended June 30, 2021 and 2020 was $5.9 million and $3.5 million, respectively. Previously reported amortization of contract costs for the three and six months ended June 30, 2020 have been revised. See Note 1 for more information.
The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three and six months ended June 30, 2021 and 2020.
Concentration of Credit Risk
For the three and six months ended June 30, 2021, the Company had one distributor that accounted for more than 10% of total net revenues. Total receivables related to this distributor were $14.9 million as of June 30, 2021. For the three and six months ended June 30, 2020, the Company had two distributors that accounted for more than 10% of total net revenues. Total receivables related to these distributors were $19.8 million as of December 31, 2020.
No single end customer accounted for more than 10% of total revenue during the three and six months ended June 30, 2021 and 2020.
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
Financial Instruments — Credit Losses
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The update allows the extension of the initial effective date for entities which have not yet adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The standard is effective for annual reporting periods beginning after December 15, 2022, with early adoption permitted. Entities will apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. The Company has not yet adopted ASU 2016-13 and is currently evaluating the effect the standard will have on its consolidated financial statements.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$50,018	$—	$—	$50,018
Total cash equivalents	$50,018	$—	$—	$50,018

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$100,000	$—	$—	$100,000
U.S. Treasuries	25,000	—	—	25,000
Total cash equivalents	$125,000	$—	$—	$125,000
The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above.
Note 4. Acquisitions
cmdReporter
On February 26, 2021, the Company entered into an asset purchase agreement with cmdSecurity Inc. (“cmdSecurity”) to acquire certain cmdSecurity assets, including cmdReporter, a suite of security and compliance tools purpose-built for macOS. With cmdReporter, the Company further extends the security capabilities of its expansive Apple Enterprise Management platform. cmdSecurity’s software complements the Company’s existing product offerings. The Company accounted for the acquisition by applying the acquisition method of accounting for business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The final aggregate purchase price was approximately $3.4 million. This acquisition was funded by the Company’s cash on hand and included future contingent consideration due to the sellers. The goodwill represents the excess of the purchase consideration over the fair value of the underlying net identifiable assets. The goodwill recognized in this acquisition is primarily attributable to the cmdSecurity assembled workforce and was not material. The acquired intangible assets and goodwill are deductible for income tax purposes.
At the time of the acquisition, the contingent consideration was valued at $0.4 million, which was based on the acquired business signing new business or renewing acquired contracts during the 90 days following the close of the acquisition. The estimated fair value of these contingent payments was determined using projected contract wins, which used Level 3 inputs for fair value measurements, including assumptions about the probability of closing contracts based on their current stage in the sales process. As of June 30, 2021, the fair value of the contingent consideration was nil as $0.3 million was earned by the acquired business and the unearned portion of $0.1 million was written off during the second quarter of 2021. The Company did not make a cash payment for the earned portion of the liability as the acquired business received the cash directly from the customers. As such, the reduction of the liability was offset by a reduction in accounts receivable.
Substantially all of the purchase price consideration related to the fair value of the acquired separately identifiable intangibles assets, which related to acquired developed technology and in-process research and development (“IPR&D”). The fair value of the identifiable intangible assets was estimated using the replacement cost method, whereby the components of the acquired intangibles were reviewed to determine the cumulative cost of development for each component, inclusive of a developer’s profit and an entrepreneurial incentive. The cumulative cost of development was not discounted to account for obsolescence factor as the replacement cost accounted for present day development. The developed technology is amortized over its estimated weighted-average useful life, which was determined to be 5.0 years. The IPR&D is an indefinite lived intangible asset that is not amortized, but is evaluated at least annually for impairment. For more information on intangible assets, see Note 5.
Acquisition-related expenses were expensed as incurred and totaled nil and $0.1 million for the three and six months ended June 30, 2021, respectively. These expenses were recognized as acquisition costs in general and administrative expenses in the consolidated statement of operations.

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
Digita Security LLC
In 2019, the Company recorded contingent consideration in connection with its purchase of the outstanding membership interests of Digita. The maximum contingent consideration is $15.0 million if the acquired business achieves certain revenue milestones by December 31, 2022. In the second quarter of 2021, the acquired business achieved the minimum revenue milestone, which resulted in the Company making a cash payment of $4.2 million to the acquired business. Additional cash payments will be made within 30 days of December 31, 2021 and December 31, 2022 if the acquired business achieves the revenue milestones.
The estimated fair value of these contingent payments is determined using a Monte Carlo simulation model, which uses Level 3 inputs for fair value measurements, including assumptions about the probability of growth of subscription services and the related pricing of the services offered. During the three and six months ended June 30, 2021, the fair value of the contingent consideration was increased by $4.0 million and $4.3 million, respectively, which was reflected in general and administrative expenses in the consolidated statement of operations. The adjustment for the three and six months ended June 30, 2021 primarily reflected updated assumptions about the probability of growth of subscription services. As of June 30, 2021, the fair value of the contingent consideration was $8.3 million, of which $3.4 million was included in accrued liabilities and $4.9 million was included in other liabilities in the consolidated balance sheet. As of December 31, 2020, the fair value of the contingent consideration was $8.2 million, which was included in other liabilities in the consolidated balance sheet.
Note 5. Goodwill and other intangible assets
The change in the carrying amount of goodwill is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Goodwill, beginning of period	$541,850	$539,818	$541,480	$539,818
Goodwill acquired	—	—	370	—
Goodwill, end of period	$541,850	$539,818	$541,850	$539,818

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The gross carrying amount and accumulated amortization of intangible assets other than goodwill are as follows:

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	8 years	$34,320	$13,454	$20,866	4.8 years
Customer relationships	2 ‑ 12 years	214,428	55,810	158,618	8.7 years
Developed technology	5 years	54,563	31,173	23,390	2.3 years
Non‑competes	2 years	90	86	4	0.1 years
Balance, December 31, 2020		$303,401	$100,523	$202,878

Trademarks	8 years	$34,300	$15,578	$18,722	4.3 years
Customer relationships	2 ‑ 12 years	214,408	64,893	149,515	8.2 years
Developed technology	5 years	57,193	36,809	20,384	2.2 years
Non‑competes	2 years	90	90	—	—
IPR&D	Indefinite	400	—	400
Balance, June 30, 2021		$306,391	$117,370	$189,021
Amortization expense was $8.5 million and $8.3 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense was $16.9 million and $16.7 million for the six months ended June 30, 2021 and 2020, respectively.
There were no impairments to goodwill or intangible assets recorded for the three and six months ended June 30, 2021 and 2020.
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
The Company leases office facilities and vehicles under operating lease agreements that have initial terms ranging from 1 to 9 years. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to 10 years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants or residual value guarantees. The Company also leases office equipment under a finance lease agreement with a term of 4 years. The Company’s finance lease was not material to the consolidated financial statements as of June 30, 2021.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	June 30, 2021
		(in thousands)
Assets
Operating lease assets	Other assets	$22,737

Liabilities
Operating lease liabilities - current	Accrued liabilities	$4,826
Operating lease liabilities - non-current	Other liabilities	22,063
Total operating lease liabilities		$26,889
The weighted-average remaining term of the Company’s operating leases was 6.4 years as of June 30, 2021. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 3.5% as of June 30, 2021.
The components of lease expense were as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in thousands)
Operating lease cost	$1,369	$2,883
Short-term lease cost	52	104
Variable lease cost	441	880
Total lease expense	$1,862	$3,867
Operating lease cost is recognized on a straight-line basis over the lease term. The Company leases certain office facilities with a related party, including the office space in Eau Claire, Wisconsin. Operating lease cost with related parties was $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively.
Total lease expense, including the Company’s share of the lessors’ operating expenses, was $1.2 million and $2.5 million for the three and six months ended June 30, 2020, respectively. Previously reported total lease expense for the three and six months ended June 30, 2020 have been revised. See Note 1 for more information. Lease expense with related parties, including the Company’s share of the lessors’ operating expenses, was $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively.
For the six months ended June 30, 2021, operating cash flows included $2.6 million of cash paid for operating lease liabilities.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Maturities of the Company’s operating lease liabilities as of June 30, 2021 were as follows:

Operating Leases
(in thousands)
Years ending December 31:
2021 (remaining six months)	$2,887
2022	5,422
2023	5,347
2024	4,596
2025	2,519
Thereafter	9,482
Total lease payments	30,253
Less: imputed interest	3,364
Total present value of lease liabilities	$26,889
Note 7. Debt
On July 27, 2020, the Company entered into a new secured credit agreement (the “New Credit Agreement”) for an initial revolving credit facility of $150.0 million (the “New Revolving Credit Facility”), which may be increased or decreased under specific circumstances, with a $25.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the New Credit Agreement provides for the ability of the Company to request incremental term loan facilities in a minimum amount of $5.0 million for each facility. The maturity date of the New Credit Agreement is July 27, 2025. The New Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants and events of default. We were in compliance with such covenants as of both June 30, 2021 and December 31, 2020. As of both June 30, 2021 and December 31, 2020, we had $1.0 million of letters of credit outstanding under our New Revolving Credit Facility.
In the third quarter of 2020, the Company recorded debt issuance costs of $1.3 million related to the New Credit Agreement. In the second quarter of 2021, the Company recorded debt issuance costs of $0.7 million related to the Incremental Facility Amendment No. 1 (the “Credit Agreement Amendment”), which amended the New Credit Agreement. See Note 13 for more information on the Credit Agreement Amendment. The debt issuance costs are amortized to interest expense over the term of the agreement. As of June 30, 2021 and December 31, 2020, debt issuance costs of $1.6 million and $1.1 million, respectively, were included in other assets in the consolidated balance sheets.
Note 8. Commitments and contingencies
Contingencies
The Company has been engaged in discussions with an entity regarding the entity’s patented technology and allegations regarding the Company’s infringement of that technology. While no legal proceedings have been initiated, the Company has accrued $4.2 million to general and administrative expenses in the second quarter of 2021 based on its most recent discussions with the entity. It is reasonably possible the estimated loss will change. The exposure to loss in excess of the amount accrued as of June 30, 2021 is estimated to be up to $2.3 million.
From time to time, the Company may be subject to various claims, charges and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company had no liabilities for contingencies recorded as of December 31, 2020.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021 (2)	2020 (1)
		(As Revised)		(As Revised)
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(16,467)	$(834)	$(21,056)	$(10,330)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	117,909,720	102,862,404	117,649,467	102,861,475
Basic and diluted net loss per share	$(0.14)	$(0.01)	$(0.18)	$(0.10)
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
(2) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 for more information.
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and six months ended June 30, 2021 and 2020, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options outstanding	5,977,050	7,742,158	5,977,050	7,742,158
Unvested restricted stock units	3,093,800	36,520	3,093,800	36,520
Total potentially dilutive securities	9,070,850	7,778,678	9,070,850	7,778,678
Note 10. Share-based compensation
On July 21, 2020, the Company adopted the Jamf Holding Corp. Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. We initially reserved 14,800,000 shares of our common stock for issuance under the 2020 Plan. The total number of shares reserved for issuance under the 2020 Plan increases on January 1st of each of the first 10 calendar years during the term of the 2020 Plan by the lesser of: (i) a number of shares of our common stock equal to 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year or (ii) a number of shares of our common stock as determined by our board of directors. The maximum number of shares of common stock available for issuance under the 2020 Plan was 19,479,699 shares as of January 1, 2021. As of June 30, 2021, 16,385,899 shares of common stock are reserved for additional grants under the 2020 Plan.
The 2017 Stock Option Plan (“2017 Option Plan”) became effective November 13, 2017 upon the approval of the board of directors and, prior to the adoption of the 2020 Plan, served as the umbrella plan for the Company’s stock-based and cash-based incentive compensation program for its officers and other eligible employees. The aggregate number of shares of common stock that may be issued under the 2017 Option Plan may not exceed 8,470,000 shares. As of June 30, 2021, 128,928 shares of common stock are reserved for additional grants under the 2017 Option Plan. All stock options granted by the Company were at an exercise price at or above the estimated fair market value of the Company’s common stock as of the grant date. No options were granted during the six months ended June 30, 2021.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below summarizes return target options activity for the six months ended June 30, 2021:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	3,687,664	$6.75	7.8	$85,444
Granted	—	—		—
Exercised	—	—		—
Forfeitures	—	—		—
Outstanding, June 30, 2021	3,687,664	$6.75	7.3	$98,904
Options exercisable at June 30, 2021	—	$—	—	$—
Vested or expected to vest at June 30, 2021	—	$—	—	$—
There was approximately $33.0 million of unrecognized compensation expense related to these return target options as of June 30, 2021. The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options.
Restricted stock unit (“RSU”) activity for the six months ended June 30, 2021 is as follows:

	Units	Per Unit Fair Value
Outstanding, December 31, 2020	1,293,107	$26.34
Granted	1,843,500	34.79
Restrictions lapsed	—	—
Forfeited	(42,807)	26.33
Outstanding, June 30, 2021	3,093,800	$31.38
RSUs under the 2020 Plan vest ratably over four years. RSUs under the 2017 Option Plan vest 100% on the one-year anniversary of the date of the grant. The estimated compensation cost of each RSU, which is equal to the fair value of the award on the date of grant, is recognized on a straight-line basis over the vesting period. There was $88.0 million of total unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 3.6 years as of June 30, 2021.
The table below summarizes the service-based option activity for the six months ended June 30, 2021:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	3,546,826	$5.65	7.1	$86,098
Granted	—	—		—
Exercised	(1,257,440)	5.62		36,219
Forfeitures	—	—		—
Outstanding, June 30, 2021	2,289,386	$5.66	6.6	$63,896
Options exercisable at June 30, 2021	1,524,788	$5.49	6.4	$42,813
Vested or expected to vest at June 30, 2021	2,289,386	$5.66	6.6	$63,896
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options on the last date of the period. The total fair value of service-based options vested during the six months ended June 30, 2021 was $1.3 million. There was $2.0 million of unrecognized compensation expense related to service-based stock options that is expected to be recognized over a weighted-average period of 1.5 years as of June 30, 2021.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue:
Subscription	$344	$38	$668	$76
Services	75	—	152	—
Sales and marketing	1,088	111	1,930	222
Research and development	1,153	141	1,931	298
General and administrative	1,446	474	2,257	979
	$4,106	$764	$6,938	$1,575
Note 11.     Income taxes
The Company’s effective tax rates for the three months ended June 30, 2021 and 2020 were 0.4% and 9.6%, respectively. The effective tax rate for the three months ended June 30, 2021 was lower than the prior year period due to the application of Section 162(m) of the Internal Revenue Code, stock option activity and the domestic valuation allowance. The effective tax rate for the three months ended June 30, 2021 differs from the statutory rate primarily as a result of the domestic valuation allowance. The effective tax rate for the three months ended June 30, 2021 was impacted by $0.1 million of discrete income tax benefit. The Company’s annual effective tax rates for the three months ended June 30, 2021 and 2020 were (0.5)% and 21.2%, respectively.
The Company’s effective tax rates for the six months ended June 30, 2021 and 2020 were (0.3)% and 23.2%, respectively. The effective tax rate for the six months ended June 30, 2021 was lower than the prior year period due to the application of Section 162(m) of the Internal Revenue Code, stock option activity and the domestic valuation allowance. The effective tax rate for the six months ended June 30, 2021 differs from the statutory rate primarily as a result of the domestic valuation allowance. The effective tax rate for the six months ended June 30, 2021 was impacted by $0.1 million of discrete income tax benefit.
Note 12. Related-party transactions
The Company made pledges to the Jamf Nation Global Foundation (“JNGF”) of $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively. The Company did not make any pledges to the JNGF for the three and six months ended June 30, 2020. As of June 30, 2021 and December 31, 2020, the Company accrued $0.6 million and $0.9 million, respectively, related to JNGF pledges, which are included in accrued liabilities in the consolidated balance sheets. The Company has an ongoing lease agreement for office space in Eau Claire, Wisconsin with an entity in which a related party is a minority owner. See Note 6 for further discussion of this lease agreement. The Company may engage in transactions in the ordinary course of business with other companies whose directors or officers may also serve as directors or officers for the Company. The Company carries out these transactions on customary terms.
Vista is a U.S.-based investment firm that controls the funds which own a majority of the Company. The Company has paid for consulting services and other expenses related to services provided by Vista and Vista affiliates. The total expenses incurred by the Company for these services were less than $0.1 million for the three and six months ended June 30, 2021. The total expenses incurred by the Company for these services were $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively. The Company had less than $0.1 million in accounts payable related to these expenses as of both June 30, 2021 and December 31, 2020.
The Company also has revenue arrangements with Vista affiliates. The Company recognized revenue related to these arrangements of $0.3 million for both the three months ended June 30, 2021 and 2020 and $0.5 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively. The Company had $0.2 million and $0.3 million in accounts receivable related to these agreements as of June 30, 2021 and December 31, 2020, respectively.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In addition, the Company pays for services with Vista affiliates in the normal course of business. The total expenses incurred by the Company for services with Vista affiliates were $0.3 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. The Company had less than $0.1 million in accounts payable related to these expenses as of June 30, 2021 and $0.1 million in accounts payable related to these expenses as of December 31, 2020.
Prior to its termination and repayment in full on July 27, 2020, the Company was party to a term loan facility (the “Prior Term Loan”) and revolving credit facility with a consortium of lenders for a principal amount of $205.0 million and principal committed amount of $15.0 million, respectively. During the three and six months ended June 30, 2020, affiliates of Vista were paid $0.8 million and $1.6 million, respectively, in interest on the portion of the Prior Term Loan held by them.
13. Subsequent events
On July 1, 2021, the Company completed its previously announced acquisition of Wandera, Inc. (“Wandera”) pursuant to the terms of the Agreement and Plan of Merger, dated as of May 5, 2021 (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company paid total cash consideration of $409.2 million subject to certain closing adjustments as set forth in the Merger Agreement. The total consideration consists of an initial payment of $359.2 million at close and deferred consideration of $50.0 million to be paid in $25.0 million increments on October 1, 2021 and December 15, 2021. The acquisition was funded with cash on hand and borrowings under the New Term Loan Facility described below.
In connection with the closing of the Wandera acquisition, on July 1, 2021, the Company entered into the Credit Agreement Amendment, which amended the Company’s existing New Credit Agreement. The Credit Agreement Amendment provided for a new 364-day term loan facility (the “New Term Loan Facility”) in an aggregate principal amount of $250.0 million on substantially the same terms and conditions as the Company’s existing New Revolving Credit Facility. The maturity date of the New Term Loan Facility is May 4, 2022.
Due to the limited amount of time since the close of the acquisition, information required by ASC 805 is not yet available and will be disclosed in subsequent periods.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the ability of Jamf to realize the potential benefits of the acquisition of Wandera;
•other risks related to Jamf’s integration of Wandera’s business, team, and technology;
•the impact on our operations and financial condition from the effects of the current COVID-19 pandemic;
•the potential impact of customer dissatisfaction with Apple or other negative events affecting Apple services and devices, and failure of enterprises to adopt Apple products;
•the potentially adverse impact of changes in features and functionality by Apple on our engineering focus or product development efforts;
•changes in our continued relationship with Apple;
•the fact that we are not party to any exclusive agreements or arrangements with Apple;
•our reliance, in part, on channel partners for the sale and distribution of our products;
•the impact of reputational harm if users perceive our products as the cause of device failure;
•our ability to successfully develop new products or materially enhance current products through our research and development efforts;
•our ability to continue to attract new customers;
•our ability to retain our current customers;
•our ability to sell additional functionality to our current customers;
•our ability to meet service-level commitments under our subscription agreements;
•our ability to correctly estimate market opportunity and forecast market growth;
•risks associated with failing to continue our recent growth rates;
•our dependence on one of our products for a substantial portion of our revenue;
•our ability to scale our business and manage our expenses;
•our ability to change our pricing models, if necessary to compete successfully;
•the impact of delays or outages of our cloud services from any disruptions, capacity limitations or interferences of third-party data centers that host our cloud services, including Amazon Web Services (“AWS”);

•our ability to maintain, enhance and protect our brand;
•our ability to maintain our corporate culture;
•the ability of Jamf Nation to thrive and grow as we expand our business;
•the potential impact of inaccurate, incomplete or misleading content that is posted on Jamf Nation;
•our ability to offer high-quality support;
•risks and uncertainties associated with potential acquisitions and divestitures, including, but not limited to, disruptions to ongoing operations; diversions of management from day-to-day responsibilities; adverse impacts on our financial condition; failure of an acquired business to further our strategy; uncertainty of synergies; personnel issues; resulting lawsuits and issues unidentified in diligence processes;
•our ability to predict and respond to rapidly evolving technological trends and our customers' changing needs;
•our ability to compete with existing and new companies;
•the impact of adverse general and industry-specific economic and market conditions;
•the impact of reductions in IT spending;
•our ability to attract and retain highly qualified personnel;
•risks associated with competitive challenges faced by our customers;
•the impact of our often long and unpredictable sales cycle;
•our ability to develop and expand our marketing and sales capabilities;
•the risks associated with sales to new and existing enterprise customers;
•the risks associated with free trials and other inbound, lead-generation sales strategies;
•the risks associated with indemnity provisions in our contracts;
•our management team’s limited experience managing a public company;
•the impact of any catastrophic events;
•the impact of global economic conditions;
•risks associated with cyber-security events;
•the impact of real or perceived errors, failures or bugs in our products;
•the impact of interruptions or performance problems associated with our technology or infrastructure;
•the impact of general disruptions to data transmission;
•risks associated with stringent and changing privacy laws, regulations and standards, and information security policies and contractual obligations related to data privacy and security;
•the risks associated with intellectual property infringement, misappropriation or other claims;
•our reliance on third-party software and intellectual property licenses;

•our ability to obtain, protect, enforce and maintain our intellectual property and proprietary rights;
•the risks associated with our use of open source software in our products; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by our subsequent Quarterly Reports on Form 10-Q.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our subsequent Quarterly Reports on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission filings and public communications. You should evaluate all forward-looking statements in the context of these risks and uncertainties.
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes in our Annual Report on Form 10-K. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below, elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our subsequent Quarterly Reports on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Forward-Looking Statements.”
The following discussion and analysis has been updated to reflect the revision of previously issued consolidated financial statements to correct for prior period errors, which the Company has concluded did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements. Further information regarding the revision is included in “Note 1 — Basis of Presentation and Description of Business” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
On July 1, 2021, we completed our acquisition of Wandera, a leader in zero trust cloud security and access for mobile devices, extending our leadership in Apple Enterprise Management. The acquisition uniquely positions us to help IT and security teams protect devices, data and applications while extending the intended Apple experience through the most robust and scalable Apple Enterprise Management platform in the market. We financed the acquisition with a combination of cash on hand and borrowings under the New Term Loan Facility. See “Note 13 — Subsequent Events” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the acquisition and debt financing.
Response to COVID-19
With social distancing measures having been implemented to curtail the spread of COVID-19, we enacted a robust business continuity plan, including a global work-from-home policy for all of our employees. As conditions continue to fluctuate around the world, with vaccine administration rising in certain regions and continued uncertainty with respect to variants (such as the Delta variant), governments and organizations have responded by adjusting their restrictions and guidelines accordingly. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. We carefully assess, and reassess, conditions on a case-by-case basis to determine when employees can safely return to our offices, and as a result have reopened our offices in the Czech Republic, Hong Kong and certain of our U.S. offices. As we gradually reopen our other offices, we will implement our reimagined framework for the future of work at Jamf, which is rooted in a flexible and hybrid model enabled by a digital-first mindset that puts employee choice, health and safety first. With different regions recovering at different rates, we continue to evaluate our plans to reopen our remaining facilities and resume business travel for our employees. We believe our internal cloud-first technology platforms have allowed for a seamless transition to a hybrid working environment without any material impacts to our business, highlighting the resilience of our business model. Our product portfolio and platform has enabled our commercial customers to continue with their efforts to work in a hybrid environment, our K-12 and higher-education customers to deliver distance learning and our health-care customers to provide quality care via a telehealth model, a solution that was conceptualized and released during the current pandemic. We believe that a business like ours is well-suited to navigate the current environment in which customers are focused on effectively conducting business remotely, while the underlying demand for our core products remains relatively unchanged.
Although to date we have not suffered an adverse effect from the COVID-19 pandemic, the extent to which the COVID-19 pandemic ultimately affects our business continues to depend on future developments in the United States and around the world, which are highly uncertain and cannot be predicted, including new information which may emerge concerning virus variants and the actions required to contain and treat the virus, among others. Although the ultimate impact of the COVID-19 pandemic on our business and financial results remains uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, operating results and financial condition. See “Risk Factors — Risks Associated with Our Business, Operations and Industry — The COVID-19 pandemic could materially adversely affect our business, operating results, financial condition and prospects” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for more information.
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
Sustain product innovation and technology leadership. Our success is dependent on our ability to sustain product innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform and we intend to further extend the adoption of our platform through additional innovation. While sales of subscriptions to our Jamf Pro product account for most of our revenue, we intend to continue to invest in building additional products, features and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. Our future success is dependent on our ability to successfully develop, market and sell additional products to both new and existing customers. For example, in 2018, we introduced Jamf Connect to provide users with a seamless connection to corporate resources using a single identity and in 2019 we introduced Jamf Protect to extend Apple's security and privacy model to enterprise teams by creating unprecedented visibility into MacOS fleets through customized remote monitoring and threat detection and prevention. In July 2021, we completed our acquisition of Wandera, which enhances our Apple Enterprise Management Platform and strengthens our position in security and mobile with expansion opportunities. Wandera solutions include Threat Defense, Data Policy and Private Access, which uniquely position us to address trends in digital transformation, remote work and Zero Trust Network Access.
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
Continue international expansion. Our international growth in any region will depend on our ability to effectively implement our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of Apple devices and services by region and our brand awareness and perception. We plan to continue making investments in our international sales and marketing channels to take advantage of this market opportunity while refining our go-to-market approach based on local market dynamics. While we believe global demand for our platform will increase as international market awareness of Jamf grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems (including with respect to data transfer and privacy), alternative dispute systems and commercial markets. In addition, global demand for our platform and the growth of our international operations is dependent upon the rate of market adoption of Apple products in international markets. Our acquisition of Wandera, a global company with key offices in London, Brno and San Francisco, further expands our international presence.
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
The number of devices was 23.2 million and 17.2 million as of June 30, 2021 and 2020, respectively, representing a 35% year-over-year growth rate. We have seen particular strength in the growth rate of devices as education technology and mobile work have gained importance since the outbreak of COVID-19 has increased the demand for organizations to connect remotely, manage, and protect their Apple devices.
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
Our ARR was $333.0 million and $241.0 million as of June 30, 2021 and 2020, respectively, which is an increase of 38% year-over-year. The growth in our ARR is primarily driven by our high device expansion rates, our new logo acquisition and the upselling and cross selling of products into our installed base.
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
Our dollar-based net retention rates were 119% and 117% for the trailing twelve months ended June 30, 2021 and 2020, respectively. Our high dollar-based net retention rates are primarily attributable to an expansion of devices. We believe our ability to cross-sell our new solutions to our installed base, particularly Jamf Connect and Jamf Protect, will continue to support our high dollar-based net retention rates.
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
Non-GAAP Gross Profit
Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin are supplemental measures of operating performance that are not prepared in accordance with GAAP and that do not represent, and should not be considered as, alternatives to gross profit or gross profit margin, as determined in accordance with GAAP. We define Non-GAAP Gross Profit as gross profit, adjusted for amortization expense and stock-based compensation expense. We define Non-GAAP Gross Profit Margin as Non-GAAP Gross Profit as a percentage of total revenue.
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
A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021 (2)	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
Gross profit	$66,896	$48,636	$130,367	$93,674
Amortization expense	2,860	2,678	5,637	5,355
Stock-based compensation	419	38	820	76
Non-GAAP Gross Profit	$70,175	$51,352	$136,824	$99,105
Non-GAAP Gross Profit Margin	81%	82%	82%	81%
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(2) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Non-GAAP Operating Income
Non-GAAP Operating Income and Non-GAAP Operating Income Margin are supplemental measures of operating performance that are not prepared in accordance with GAAP and that do not represent, and should not be considered as, alternatives to operating income (loss) or operating income (loss) margin, as determined in accordance with GAAP. We define Non-GAAP Operating Income as operating income (loss), adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, acquisition-related earnout, costs associated with our secondary offerings, payroll taxes related to stock-based compensation and legal reserve. In the first quarter of 2021, we began excluding payroll taxes related to stock-based compensation from our non-GAAP measures as these expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise. As a result, these taxes may vary in any particular period independent of the financial and operating performance of our business. Payroll taxes related to stock-based compensation were not material prior to the first quarter of 2021. We define Non-GAAP Operating Income Margin as Non-GAAP Operating Income as a percentage of total revenue.
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
Non-GAAP Operating Income and Non-GAAP Operating Income Margin have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Operating Income and Non-GAAP Operating Income Margin should not be considered as replacements for operating income (loss) or operating income (loss) margin, as determined by GAAP, or as measures of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.
A reconciliation of Non-GAAP Operating Income to operating income (loss), the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021 (2)	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
Operating income (loss)	$(16,055)	$3,744	$(20,248)	$(3,749)
Amortization expense	8,483	8,312	16,887	16,663
Stock-based compensation	4,106	764	6,938	1,575
Acquisition-related expense	2,215	1,636	2,325	3,236
Acquisition-related earnout	3,937	(3,700)	4,237	(3,700)
Offering costs	594	—	594	—
Payroll taxes related to stock-based compensation	221	—	616	—
Legal reserve	4,200	—	4,200	—
Non-GAAP Operating Income	$7,701	$10,756	$15,549	$14,025
Non-GAAP Operating Income Margin	9%	17%	9%	11%
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(2) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Non-GAAP Net Income
Non-GAAP Net Income is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net loss, as determined in accordance with GAAP. We define Non-GAAP Net Income as net loss, adjusted for amortization expense, stock-based compensation expense, foreign currency transaction loss, loss on extinguishment of debt, acquisition-related expense, acquisition-related earnout, costs associated with our secondary offerings, payroll taxes related to stock-based compensation, legal reserve, discrete tax items and provision (benefit) for income taxes.
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

A reconciliation of Non-GAAP Net Income to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021 (2)	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
Net loss	$(16,467)	$(834)	$(21,056)	$(10,330)
Amortization expense	8,483	8,312	16,887	16,663
Stock-based compensation	4,106	764	6,938	1,575
Foreign currency transaction loss	308	13	526	317
Acquisition-related expense	2,215	1,636	2,325	3,236
Acquisition-related earnout	3,937	(3,700)	4,237	(3,700)
Offering costs	594	—	594	—
Payroll taxes related to stock-based compensation	221	—	616	—
Legal reserve	4,200	—	4,200	—
Discrete tax items	(101)	108	(51)	(277)
Provision (benefit) for income taxes(3)	—	(1,486)	—	(3,828)
Non-GAAP Net Income	$7,496	$4,813	$15,216	$3,656
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(2) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(3) For the three and six months ended June 30, 2020, the related tax effects of the adjustments to Non-GAAP Net Income were calculated using the respective statutory tax rate for applicable jurisdictions, which was not materially different from our annual effective tax rate for full year 2020 of approximately 25%. For the three and six months ended June 30, 2021, our annual effective tax rate was impacted by changes in the domestic valuation allowance. Therefore, we used a tax rate of nil for the three and six months ended June 30, 2021 as this rate was materially different than our statutory rate.
Adjusted EBITDA
Adjusted EBITDA is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net loss, as determined in accordance with GAAP. We define Adjusted EBITDA as net loss, adjusted for interest expense, net, benefit for income taxes, depreciation and amortization expense, stock-based compensation expense, foreign currency transaction loss, loss on extinguishment of debt, acquisition-related expense, acquisition-related earnout, costs associated with our secondary offerings, payroll taxes related to stock-based compensation and legal reserve.
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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021 (2)	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
Net loss	$(16,467)	$(834)	$(21,056)	$(10,330)
Interest expense, net	167	4,690	222	9,468
Provision (benefit) for income taxes	(63)	(89)	60	(3,113)
Depreciation expense	1,271	1,189	2,651	2,507
Amortization expense	8,483	8,312	16,887	16,663
Stock-based compensation	4,106	764	6,938	1,575
Foreign currency transaction loss	308	13	526	317
Acquisition-related expense	2,215	1,636	2,325	3,236
Acquisition-related earnout	3,937	(3,700)	4,237	(3,700)
Offering costs	594	—	594	—
Payroll taxes related to stock-based compensation	221	—	616	—
Legal reserve	4,200	—	4,200	—
Adjusted EBITDA	$8,972	$11,981	$18,200	$16,623
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(2) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Components of Results of Operations
Revenues
We recognize revenue under ASC 606 when or as performance obligations are satisfied. We derive revenue primarily from sales of SaaS subscriptions and support and maintenance contracts, and to a lesser extent, sales of on-premise subscriptions and perpetual licenses and services.
Subscription. Subscription revenue consists of sales of SaaS subscriptions and support and maintenance contracts. We sell our software solutions primarily with a one-year contract term. We typically invoice SaaS subscription fees and support and maintenance fees annually in advance and recognize revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. In the fourth quarter of 2020, we reclassified the license portion of on-premise subscription revenue from license revenue to subscription revenue in the consolidated statements of operations on a retroactive basis. See additional information in “Note 1 — Basis of Presentation and Description of Business” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The license portion of on-premise subscription revenue is recognized upfront, assuming all revenue recognition criteria are satisfied. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information. We expect subscription revenue to increase over time as we expand our customer base because sales to new customers are expected to be primarily SaaS subscriptions.
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
Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation costs, sales commissions, costs of general marketing and promotional activities, travel-related expenses and allocated overhead. Sales commissions as well as associated payroll taxes and retirement plan contributions that are incremental to the acquisition of customer contracts are deferred and amortized over the period of benefit, which is estimated to be 5 years. We expect our sales and marketing expenses to increase on an absolute dollar basis as we expand our sales personnel and marketing efforts. Sales commissions as well as associated payroll taxes and retirement plan contributions (together, contract costs) that are incremental to the acquisition of customer contracts are capitalized
Research and development. Research and development expenses consist primarily of personnel costs and allocated overhead. We will continue to invest in innovation so that we can offer our customers new solutions and enhance our existing solutions. See “Business — Research and Development” in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information. We expect such investment to increase on an absolute dollar basis as our business grows.
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
Other Income
Other income consists primarily of sublease rental income. The sublease was terminated in the second quarter of 2020.
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021 (2)	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription	$80,718	$58,600	$155,200	$112,804
Services	3,929	2,632	7,932	6,719
License	1,591	1,032	3,833	2,794
Total revenue	86,238	62,264	166,965	122,317
Cost of revenue:
Cost of subscription(3)(5) (exclusive of amortization expense shown below)	13,875	8,740	25,889	17,988
Cost of services(3)(5) (exclusive of amortization expense shown below)	2,607	2,210	5,072	5,300
Amortization expense	2,860	2,678	5,637	5,355
Total cost of revenue	19,342	13,628	36,598	28,643
Gross profit	66,896	48,636	130,367	93,674
Operating expenses:
Sales and marketing(3)(4)(5)	32,617	20,781	62,784	43,785
Research and development(3)(4)(5)(6)	17,203	11,949	32,829	24,587
General and administrative(3)(4)(5)(6)	27,508	6,528	43,752	17,743
Amortization expense	5,623	5,634	11,250	11,308
Total operating expenses	82,951	44,892	150,615	97,423
Income (loss) from operations	(16,055)	3,744	(20,248)	(3,749)
Interest expense, net	(167)	(4,690)	(222)	(9,468)
Foreign currency transaction loss	(308)	(13)	(526)	(317)
Other income, net	—	36	—	91
Loss before income tax (provision) benefit	(16,530)	(923)	(20,996)	(13,443)
Income tax (provision) benefit	63	89	(60)	3,113
Net loss	$(16,467)	$(834)	$(21,056)	$(10,330)
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(2) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(3) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue:
Subscription	$344	$38	$668	$76
Services	75	—	152	—
Sales and marketing	1,088	111	1,930	222
Research and development	1,153	141	1,931	298
General and administrative	1,446	474	2,257	979
	$4,106	$764	$6,938	$1,575
(4) Includes payroll taxes related to stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Sales and marketing	$59	$—	$146	$—
Research and development	24	—	117	—
General and administrative	138	—	353	—
	$221	$—	$616	$—
(5) Includes depreciation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(As Revised)		(As Revised)
	(in thousands)
Cost of revenue:
Subscription	$249	$245	$512	$500
Services	38	50	81	107
Sales and marketing	524	472	1,098	998
Research and development	277	281	582	594
General and administrative	183	141	378	306
	$1,271	$1,189	$2,651	$2,505
(6) Includes acquisition-related expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$41	$—	$41	$—
General and administrative	2,174	1,636	2,284	3,236
	$2,215	$1,636	$2,325	$3,236
General and administrative also includes acquisition-related earnout and legal reserve of $3.9 million and $4.2 million, respectively, for the three months ended June 30, 2021 and $4.2 million and $4.2 million, respectively, for the six months ended June 30, 2021. General and administrative also includes acquisition-related earnout of $(3.7) million for both the three and six months ended June 30, 2020. The acquisition-related earnout was an expense for the three and six months ended June 30, 2021 compared to a benefit for the prior year periods reflecting the change in fair value of the Digita acquisition contingent liability due to growth in sales of our Jamf Protect product.

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021 (2)	2020 (1)
		(As Revised)		(As Revised)
	(as a percentage of total revenue)
Consolidated Statement of Operations Data:
Revenue:
Subscription	94%	94%	93%	92%
Services	4	4	5	6
License	2	2	2	2
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	16	14	16	15
Cost of services (exclusive of amortization expense shown below)	3	4	3	4
Amortization expense	3	4	3	4
Total cost of revenue	22	22	22	23
Gross profit	78	78	78	77
Operating expenses:
Sales and marketing	38	34	37	36
Research and development	20	19	20	20
General and administrative	32	10	26	15
Amortization expense	7	9	7	9
Total operating expenses	97	72	90	80
Income (loss) from operations	(19)	6	(12)	(3)
Interest expense, net	—	(7)	—	(8)
Foreign currency transaction loss	—	—	(1)	—
Other income, net	—	—	—	—
Loss before income tax (provision) benefit	(19)	(1)	(13)	(11)
Income tax (provision) benefit	—	—	—	3
Net loss	(19)%	(1)%	(13)%	(8)%
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(2) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020 (1)	$	%	2021 (2)	2020 (1)	$	%
	(in thousands, except percentages)
SaaS subscription and support and maintenance	$72,121	$52,830	$19,291	37%	$138,897	$102,494	$36,403	36%
On‑premise subscription	8,597	5,770	2,827	49	16,303	10,310	5,993	58
Subscription revenue	80,718	58,600	22,118	38	155,200	112,804	42,396	38
Professional services	3,929	2,632	1,297	49	7,932	6,719	1,213	18
Perpetual licenses	1,591	1,032	559	54	3,833	2,794	1,039	37
Non-subscription revenue	5,520	3,664	1,856	51	11,765	9,513	2,252	24
Total revenue	$86,238	$62,264	$23,974	39%	$166,965	$122,317	$44,648	37%
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(2) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Total revenue increased by $24.0 million, or 39%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Overall revenue increased as a result of higher subscription revenue, services revenue and license revenue. Subscription revenue accounted for 94% of total revenue for both the three months ended June 30, 2021 and June 30, 2020. The increase in subscription revenue was driven by device expansion, the addition of new customers and cross-selling. Services revenue increased as a result of higher revenue from training courses, which was impacted by COVID-19 in the prior year period. License revenue increased due to additional licenses for existing customers.
Total revenue increased by $44.6 million, or 37%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Overall revenue increased as a result of higher subscription revenue, services revenue and license revenue. Subscription revenue accounted for 93% of total revenue for the six months ended June 30, 2021 compared to 92% for the six months ended June 30, 2020. The increase in subscription revenue was driven by device expansion, the addition of new customers and cross-selling. Services revenue increased as a result of higher revenue from training courses, which was impacted by COVID-19 in the prior year period. License revenue increased due to additional licenses for existing customers.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020 (1)	$	%	2021	2020 (1)	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$13,875	$8,740	$5,135	59%	$25,889	$17,988	$7,901	44%
Cost of services (exclusive of amortization expense show below)	2,607	2,210	397	18	5,072	5,300	(228)	(4)
Amortization expense	2,860	2,678	182	7	5,637	5,355	282	5
Total cost of revenue	$19,342	$13,628	$5,714	42%	$36,598	$28,643	$7,955	28%
Gross margin	78%	78%			78%	77%
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Cost of revenue increased by $5.7 million, or 42%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 driven by higher cost of subscription revenue and cost of services revenue. Cost of subscription revenue increased $5.1 million, or 59%, primarily due to an increase of $1.7 million in employee compensation costs related to higher headcount to support the growth in our subscription customer base, an increase of $2.4 million in third party hosting fees as we increased capacity to support our growth, an increase of $0.4 million in computer hardware and software costs to support the growth of the business and a $0.3 million increase in stock-based compensation expense. Cost of services revenue increased $0.4 million, or 18%, as a result of higher services revenue.

Cost of revenue increased by $8.0 million, or 28%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 driven by higher cost of subscription revenue. Cost of subscription revenue increased $7.9 million, or 44%, primarily due to an increase of $3.2 million in employee compensation costs related to higher headcount to support the growth in our subscription customer base, an increase of $3.6 million in third party hosting fees as we increased capacity to support our growth, an increase of $0.3 million in computer hardware and software costs to support the growth of the business and a $0.6 million increase in stock-based compensation expense.
Total gross margin was 78% for both the three months ended June 30, 2021 and 2020. Total gross margin was 78% and 77% for the six months ended June 30, 2021 and 2020, respectively, as our revenue expanded faster than the costs required to deliver the revenue.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020 (1)	$	%	2021 (2)	2020 (1)	$	%
	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$32,617	$20,781	$11,836	57%	$62,784	$43,785	$18,999	43%
Research and development	17,203	11,949	5,254	44	32,829	24,587	8,242	34
General and administrative	27,508	6,528	20,980	NM	43,752	17,743	26,009	NM
Amortization expense	5,623	5,634	(11)	—	11,250	11,308	(58)	(1)
Operating expenses	$82,951	$44,892	$38,059	85%	$150,615	$97,423	$53,192	55%
NM Not Meaningful.
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(2) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Sales and Marketing. Sales and marketing expenses increased by $11.8 million or 57%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to an increase of $7.1 million in employee compensation costs driven by headcount growth, a $1.6 million increase in marketing costs, an increase of $1.0 million in computer hardware and software costs to support the growth of the business and a $1.0 million increase in stock-based compensation expense. Marketing costs increased primarily due to increases in demand generation programs, advertising, and brand awareness campaigns focused on new customer acquisition.
Sales and marketing expenses increased by $19.0 million, or 43%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase of $12.8 million in employee compensation costs driven by headcount growth, a $3.0 million increase in marketing costs, an increase of $1.3 million in computer hardware and software costs to support the growth of the business and a $1.7 million increase in stock-based compensation expense, partially offset by a $1.0 million decrease in travel-related expenses reflecting less travel due to COVID-19. Marketing costs increased primarily due to increases in demand generation programs, advertising, and brand awareness campaigns focused on new customer acquisition.
Research and Development. Research and development expenses increased by $5.3 million, or 44%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to an increase of $2.9 million in employee compensation costs due to higher headcount, an increase of $0.8 million in outside services, an increase of $0.6 million in computer hardware and software costs to support the growth of the business and a $1.1 million increase in stock-based compensation expense.
Research and development expenses increased by $8.2 million, or 34%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase of $5.1 million in employee compensation costs due to higher headcount, an increase of $1.5 million in outside services, an increase of $0.6 million in computer hardware and software costs to support the growth of the business and a $1.6 million increase in stock-based compensation expense, partially offset by a $0.4 million decrease in travel-related expenses reflecting less travel due to COVID-19.
General and Administrative. General and administrative expenses increased by $21.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to an increase of $3.2 million in employee compensation costs driven by higher headcount to support our continued growth, $1.8 million in additional expenses as a result of operating as a public company, an increase of $0.7 million in computer hardware and software costs to support the growth of the business, a $0.9 million increase in stock-based compensation expense, a $0.6 million increase in acquisition-related expenses, an increase of $0.6 million related to offering costs, an increase of $4.2 million for a legal reserve and a $7.6 million increase in acquisition-related earnout.
General and administrative expenses increased by $26.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an increase of $5.9 million in employee compensation costs driven by higher headcount to support our continued growth, $3.8 million in additional expenses as a result of operating as a public company, an increase of $1.6 million in computer hardware and software costs to support the growth of the business, a $1.3 million increase in stock-based compensation expense, an increase of $0.6 million related to offering costs, an increase of $4.2 million for a legal reserve and a $7.9 million increase in acquisition-related earnout, partially offset by a $0.9 million decrease in acquisition-related expenses.
Interest Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Interest expense, net	$167	$4,690	$(4,523)	(96)%	$222	$9,468	$(9,246)	(98)%
Interest expense, net decreased by $4.5 million, or 96%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 reflecting the repayment of the Prior Term Loan Facility.
Interest expense, net decreased by $9.2 million, or 98%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 reflecting the repayment of the Prior Term Loan Facility.
Foreign Currency Transaction Loss

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021 (1)	2020	$	%
	(in thousands, except percentages)
Foreign currency transaction loss	$308	$13	$295	NM	$526	$317	$209	66%
NM Not Meaningful.
(1) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Foreign currency transaction loss increased by $0.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Foreign currency transaction loss increased by $0.2 million, or 66%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Other income, net	$—	$36	$(36)	(100)%	$—	$91	$(91)	(100)%
The decrease in Other income, net for the three and six months ended June 30, 2021 was due to the termination of our sublease in the second quarter of 2020.

Income Tax (Provision) Benefit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020 (1)	$	%	2021 (2)	2020 (1)	$	%
	(in thousands, except percentages)
Income tax (provision) benefit	$63	$89	$(26)	(29)%	$(60)	$3,113	$(3,173)	NM
NM Not Meaningful.
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(2) Includes the three months ended March 31, 2021, which has been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Income tax benefit was $0.1 million for both the three months ended June 30, 2021 and 2020. The effective tax rates for the three months ended June 30, 2021 and 2020 were 0.4% and 9.6%, respectively. The effective tax rate for the three months ended June 30, 2021 was lower than the prior year period due to the application of Section 162(m) of the Internal Revenue Code, stock option activity and the domestic valuation allowance. The effective tax rate for the three months ended June 30, 2021 was impacted by $0.1 million of discrete income tax benefit. The Company’s annual effective tax rates for the three months ended June 30, 2021 and 2020 were (0.5)% and 21.2%, respectively.
Income tax (provision) benefit was $(0.1) million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively. The effective tax rates for the six months ended June 30, 2021 and 2020 were (0.3)% and 23.2%, respectively. The effective tax rate for the six months ended June 30, 2021 was lower than the prior year period due to the application of Section 162(m) of the Internal Revenue Code, stock option activity and the domestic valuation allowance. The effective tax rate for the six months ended June 30, 2021 was impacted by $0.1 million of discrete income tax benefit.
Liquidity and Capital Resources
General
As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $226.5 million, which were held for working capital purposes, as well as the available balance of our New Revolving Credit Facility, described in Note 7 to our Consolidated Financial Statements. Our cash equivalents are comprised of money market funds and/or U.S. Treasuries with original or remaining maturities at the time of purchase of three months or less. Our positive cash flows from operations enable us to make continued investments in supporting the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future.
We believe our cash and cash equivalents, our New Revolving Credit Facility and cash provided by sales of our software solutions and services will be sufficient to meet our working capital and capital expenditure needs as well as our debt service requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may use cash to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.
A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2021, we had deferred revenue of $238.5 million, of which $180.7 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
On July 1, 2021, we completed our acquisition of Wandera for total consideration of $409.2 million, subject to certain closing adjustments as set forth in the Merger Agreement. The total consideration consists of an initial payment of $359.2 million at close and deferred consideration of $50.0 million to be paid in $25.0 million increments on October 1, 2021 and December 15, 2021. We financed the acquisition with cash on hand and proceeds from the Company’s $250.0 million New Term Loan Facility. On July 1, 2021, the Company entered into the Credit Agreement Amendment, which amended the Company’s existing New Credit Agreement. The Credit Agreement Amendment provided for a new 364-day New Term Loan Facility in an aggregate principal amount of $250.0 million on substantially the same terms and conditions as the Company’s existing New Credit Agreement. The maturity date of the Term Loan Facility is May 4, 2022.

The interest rates applicable to borrowings under the Credit Agreement are, at the Borrower's option, either (i) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% and (c) the Adjusted LIBO Rate (subject to a floor) for a one month Interest Period (each term as defined in the Credit Agreement) plus 1%, or (ii) the Adjusted LIBO Rate (subject to a floor of 0.0%) equal to the LIBO Rate (as defined in the Credit Agreement) for the applicable Interest Period multiplied by the Statutory Reserve Rate (each term as defined in the Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the Credit Agreement). The Applicable Rate (i) for base rate loans range from 0.25% to 1.0% per annum and (ii) for LIBO Rate loans range from 1.25% to 2.0% per annum, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement).
Borrowings under the New Term Loan Facility may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs. Borrowings under the New Term Loan Facility are subject to repayment with the net proceeds actually received from an Equity Issuance or Debt Issuance (each term as defined in the Credit Agreement).
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2021	2020 (1)
		(As Revised)
	(in thousands)
Net cash provided by operating activities	$38,022	$9,515
Net cash used in investing activities	(8,230)	(1,366)
Net cash provided by (used in) financing activities	2,084	(2,100)
Effect of exchange rate changes on cash and cash equivalents	(259)	—
Net increase in cash and cash equivalents	31,617	6,049
Cash and cash equivalents, beginning of period	194,868	32,375
Cash and cash equivalents, end of period	$226,485	$38,424
Cash paid for interest	$6	$9,262
Cash paid for purchases of equipment and leasehold improvements	5,211	1,366
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscriptions. Our primary use of cash from operating activities is for employee-related expenditures, marketing expenses and third-party hosting costs.
For the six months ended June 30, 2021, net cash provided by operating activities was $38.0 million reflecting our net loss of $21.1 million, adjusted for non-cash charges of $39.0 million and net cash inflows of $20.1 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, non-cash lease expense, share-based compensation and a $4.3 million adjustment to our Digita earnout. The primary drivers of net cash inflows from changes in operating assets and liabilities included an increase of $32.6 million in deferred revenue due to growth in subscription revenues and a decrease in trade accounts receivable of $2.2 million due to timing of cash receipts from our customers and higher collections. These changes were partially offset by an increase of $11.8 million in deferred contract costs due to an increase in capitalized costs and an increase of $3.0 million in prepaid expenses and other assets.
For the six months ended June 30, 2020, net cash provided by operating activities was $9.5 million reflecting our net loss of $10.3 million, adjusted for non-cash charges of $18.6 million and net cash inflows of $1.2 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, amortization of debt issuance costs, provision for bad debt expense and returns and share-based compensation, partially offset by deferred taxes and a $3.7 million benefit related to an adjustment to our Digita earnout. The primary drivers of net cash inflows from changes in operating assets and liabilities included a $16.8 million increase in deferred revenue and a $1.2 million increase in other liabilities. These changes were partially offset by an increase in deferred contract costs of $8.0 million, an increase in trade accounts receivable of $7.3 million, and a decrease in accounts payable and accrued liabilities of $2.2 million.
Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities was $8.2 million driven by purchases of $5.2 million in equipment and leasehold improvements primarily reflecting updates to office space and hardware and software and the acquisition of cmdReporter of $3.0 million.
During the six months ended June 30, 2020, net cash used in investing activities was $1.4 million due to purchases of equipment and leasehold improvements to support our higher headcount with additional office space and hardware and software.
Financing Activities
Net cash provided by financing activities of $2.1 million during the six months ended June 30, 2021 was primarily due to proceeds from the exercise of stock options, partially offset by cash paid for contingent consideration, debt issuance costs and offering costs.
Net cash used in financing activities of $2.1 million during the six months ended June 30, 2020 was due to cash paid for offering costs, partially offset by proceeds from the exercise of stock options.
Contractual Obligations and Commitments
As of June 30, 2021, our principal commitments consist of obligations under operating leases for office space. In “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, we disclosed our total contractual obligations as of December 31, 2020. Outside of the above and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, channel partners, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement, misappropriation or other violation claims made by third parties. See “Risk Factors — We have indemnity provisions under our contracts with our customers, channel partners and other third parties, which could have a material adverse effect on our business” in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition, we have entered into indemnification agreements with our directors and certain executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
JOBS Act
We currently qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.
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

On June 30, 2021, the last day of our second fiscal quarter in 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million. Accordingly, we will be deemed a large accelerated filer as of December 31, 2021 and will no longer qualify as an emerging growth company and be able to take advantage of the exemptions from the reporting requirements described above or the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with our Annual Report on Form 10-K for the year ending December 31, 2021.
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
Except for the accounting policies for leases that were updated as a result of adopting the new accounting standard, there have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For more information, refer to “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S.,
Poland, and the Netherlands. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and six months ended June 30, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Impact of Inflation
While inflation may impact our net revenue and costs of revenue, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weakness described below. Notwithstanding such material weakness in internal control over financial reporting, our principal executive officer and principal financial officer have concluded that our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiency described below could have resulted in a material misstatement of our annual or interim financial statements, we determined that this deficiency constitutes a material weakness.
In connection with the preparation of our financial statements for the quarter ended June 30, 2021, we identified misstatements in our accounting related to certain commissions that were incorrectly capitalized in prior periods. The misstatements resulted from a deficiency in the controls over the commissions process. We did not design or maintain effective controls to identify commissions that should have been expensed as incurred rather than capitalized in accordance with GAAP. Specifically, we did not have controls over (i) the communication of commission plan changes between the sales and accounting teams to identify and correctly account for commission plan changes in the financial statements and (ii) reviewing the evaluation of various terms in the commission plans to the relevant accounting guidance. As a result, sales and marketing expenses were understated and deferred contract costs were overstated in prior periods. This material weakness resulted in the revision of our previously issued consolidated financial statements as of and for the years ended December 31, 2020, 2019 and 2018 and for each of the quarters during the years ended December 31, 2020 and 2019 and the quarter ended March 31, 2021.
Our management is committed to remediating this material weakness and has identified and started implementing several steps to enhance our internal controls and commissions processes. To date, we have begun to take action by initiating the process to hire a third party consultant to help us standardize and automate our commissions processes. In addition, we have started a focused risk assessment to identify control activities in response to the identified risks. We have also created a steering committee anchored by the Chief Financial Officer and Chief Operating Officer to monitor and guide our remediation actions. The remediation efforts are still in process and have not yet been completed. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate this material weakness. The material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until the weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth in Note 8 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
This quarterly report should be read in conjunction with the risk factors included in our Annual Report on Form 10-Kfor the year ended December 31, 2020, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. Except for the risk factors set forth below that are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-Kfor the year ended December 31, 2020, as supplemented by the risk factors disclosed in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
Risks Related to our Acquisition of Wandera
Our recent acquisition of Wandera involves a number of risks that could adversely affect our business, financial condition and operating results, and we may not realize the financial and strategic goals we anticipate.
On July 1, 2021, we completed our previously announced acquisition of Wandera, pursuant to the terms of the Merger Agreement. The acquisition of Wandera involves certain risks, including:
•Our failure to realize the expected benefits or synergies of the Wandera acquisition;
•Difficulties and delays integrating Wandera’s personnel, operations, technologies, solutions and systems;
•Difficulties operating Wandera to further our objectives and strategy;
•Undetected errors or unauthorized use of a third-party’s code in Wandera’s solutions;
•Our ongoing business may be disrupted and our management’s attention may be diverted by transition or integration activities involving Wandera, which may delay innovation, among other things;
•Challenges with implementing adequate and appropriate controls, procedures and policies in Wandera’s business;
•Potential difficulties in completing projects associated with Wandera’s in-process research and development;
•The potential loss of Wandera’s key employees;
•Potential difficulties integrating Wandera’s solutions and services into our sales channel or challenges selling Wandera’s products;
•The assumption of pre-existing contractual relationships of Wandera that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business;
•Incurring a significant amount of debt to finance the Wandera acquisition, which increased our debt service requirements, expense and leverage;
•Issuing equity awards to Wandera’s employees, which may more rapidly deplete share reserves available under our shareholder-approved equity incentive plans; and
•Increased exposure to risks related to foreign operations due to the increase in our employee presence in outside the U.S.

Our failure to successfully integrate Wandera, or realize the expected benefits of the acquisition, due to these or other factors could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to accelerate our strategy, enhance our growth or accelerate Wandera’s growth expectations, provide complementary solutions that are purchased by our or Wandera’s customers, reach new users and expand our customer base, compete effectively in Wandera’s markets, or realize other expected benefits of the merger if we are unable to successfully integrate and operate Wandera.
Servicing the debt we incurred in connection with the Wandera acquisition will require a significant amount of cash, which could adversely affect our business, financial condition and results of operations.
The consideration we paid for the Wandera acquisition was $409.2 million subject to certain adjustments as set forth in the Merger Agreement. We funded $250.0 million of the consideration with proceeds from the New Term Loan Facility. We had limited indebtedness prior to incurring the New Term Loan Facility in connection with the Wandera acquisition. The increased leverage resulting from the New Term Loan Facility and/or other alternative financing in the future, combined with our other financial obligations and contractual commitments, could have important consequences on our business. For example, it could:
•Make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•Limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•Place us at a disadvantage compared to our competitors who have less debt; and
•Limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes.
Any of these factors could materially and adversely affect our business, financial condition and results of operations.
Risks Related to our Financial Reporting and Capital Resources
We have identified a material weakness in our internal control over financial reporting and, if we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
As disclosed in Part I, Item 4, “Controls and Procedures,” we have identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiency described below could have resulted in a material misstatement of our annual or interim financial statements, we determined that this deficiency constitutes a material weakness. In connection with the preparation of our financial statements for the quarter ended June 30, 2021, we identified misstatements in our accounting related to certain commissions that were incorrectly capitalized. The misstatements resulted from a deficiency in the controls over the commissions process. We did not design or maintain effective controls to identify commissions that should have been expensed as incurred rather than capitalized in accordance with GAAP. Specifically, we did not have controls over (i) the communication of commission plan changes between the sales and accounting teams to identify and correctly account for commission plan changes in the financial statements and (ii) reviewing the evaluation of various terms in the commission plans to the relevant accounting guidance. As a result, sales and marketing expenses were understated and deferred contract costs were overstated in prior periods. This material weakness resulted in the revision of our previously issued consolidated financial statements as of and for the years ended December 31, 2020, 2019 and 2018 and for each of the quarters during the years ended December 31, 2020 and 2019 and the quarter ended March 31, 2021.
Our management is committed to remediating this material weakness and has identified and started implementing several steps to enhance our internal controls and commissions processes. To date, we have begun to take action by initiating the process to hire a third party consultant to help us standardize and automate our commissions processes. In addition, we have started a focused risk assessment to identify control activities in response to the identified risks. We have also created a steering committee anchored by the Chief Financial Officer and Chief Operating Officer to monitor and guide our remediation actions. The remediation efforts are still in process and have not yet been completed. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate this material weakness. The material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until the weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our share price.
As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, these internal controls may not be determined to be effective, and our independent registered public accounting firm may issue an adverse opinion, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act (“SOX”). We may not be able to complete our evaluation, testing and any required remediation in a timely manner. See “— We have identified a material weakness in our internal control over financial reporting and, if we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.” If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.
We will be required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2021 at the time we file our next Annual Report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, including the existing material weakness, if not remediated. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. In addition, because we will be deemed a large accelerated filer as of December 31, 2021, we will no longer qualify as an emerging growth company and our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX as of December 31, 2021 at the time we file our next Annual Report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that we have been unable to remedy and/or test for a sustained period of time, the remediation of the existing material weakness described above, or if it is not otherwise satisfied with the level at which our controls are documented, designed or operating.
Additionally, the existence of any material weakness, including our existing material weakness regarding capitalization of commissions, or significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price. To comply with the requirements of being a public company, we may need to undertake various costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures

Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of May 5, 2021, by and among JAMF Holding Corp., JAMF Software, LLC, White Wolf Merger Sub, Inc., Wandera, Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2021).

10.1
First Amendment, dated as of April 22, 2021, to the Letter Agreement between JAMF Holdings, Inc. and Dean Hager (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2021).

10.2
First Amendment, dated as of April 22, 2021, to the Letter Agreement between JAMF Holdings, Inc. and Jill Putman (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2021).

10.3
First Amendment, dated as of April 22, 2021, to the Letter Agreement between JAMF Holdings, Inc. and John Strosahl (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2021).

10.4
Incremental Facility Amendment No. 1, dated as of July 1, 2021, by and among JAMF Holdings, Inc., as borrower, Juno Intermediate, Inc., as a guarantor, Juno Parent, LLC, as a guarantor, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, as filed herewith.

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

Jamf Holding Corp. (Registrant)

Date: August 20, 2021	By:	/s/ Ian Goodkind
Ian Goodkind
Chief Accounting Officer (Principal Accounting Officer)