Form 10-Q
period 2021-09-30
Jamf Holding Corp.
filed 2021-11-12
CIK 1721947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 29, 2021, the Registrant had 119,045,075 shares of common stock, $0.001 par value, outstanding.

Jamf Holding Corp.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
JAMF HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$227,148	$194,868
Trade accounts receivable, net of allowances of $460 and $530 at September 30, 2021 and December 31, 2020, respectively	69,486	69,056
Income taxes receivable	652	632
Deferred contract costs	11,673	8,284
Prepaid expenses	18,677	13,283
Other current assets	3,592	1,113
Total current assets	331,228	287,236
Equipment and leasehold improvements, net	17,529	15,130
Goodwill	846,057	541,480
Other intangible assets, net	276,750	202,878
Deferred contract costs, non-current	27,830	22,202
Other assets	30,685	5,359
Total assets	$1,530,079	$1,074,285
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,717	$6,967
Accrued liabilities	98,598	31,916
Income taxes payable	730	713
Deferred revenues	211,029	160,002
Total current liabilities	323,074	199,598
Deferred revenues, non-current	59,338	45,507
Deferred tax liability, net	11,455	5,087
Convertible senior notes, net	361,474	—
Other liabilities	27,969	13,079
Total liabilities	783,310	263,271
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at September 30, 2021 and December 31, 2020; 119,027,104 and 116,992,472 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	119	117
Additional paid‑in capital	898,428	903,116
Accumulated other comprehensive loss	(8,120)	—
Accumulated deficit	(143,658)	(92,219)
Total stockholders’ equity	746,769	811,014
Total liabilities and stockholders’ equity	$1,530,079	$1,074,285
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
		(As Revised)		(As Revised)
Revenue:
Subscription	$90,700	$65,634	$245,900	$178,438
Services	4,083	3,897	12,015	10,616
License	838	1,017	4,671	3,811
Total revenue	95,621	70,548	262,586	192,865
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	18,317	10,032	44,206	28,020
Cost of services (exclusive of amortization expense shown below)	2,955	2,447	8,027	7,747
Amortization expense	5,198	2,679	10,835	8,034
Total cost of revenue	26,470	15,158	63,068	43,801
Gross profit	69,151	55,390	199,518	149,064
Operating expenses:
Sales and marketing	40,856	23,773	103,640	67,558
Research and development	25,608	12,757	58,437	37,344
General and administrative	25,536	13,845	69,288	31,588
Amortization expense	7,025	5,633	18,275	16,941
Total operating expenses	99,025	56,008	249,640	153,431
Loss from operations	(29,874)	(618)	(50,122)	(4,367)
Interest expense, net	(1,386)	(1,207)	(1,608)	(10,675)
Loss on extinguishment of debt	(449)	(5,213)	(449)	(5,213)
Foreign currency transaction loss	(269)	(154)	(795)	(471)
Other income, net	—	—	—	91
Loss before income tax benefit	(31,978)	(7,192)	(52,974)	(20,635)
Income tax benefit	1,595	1,804	1,535	4,917
Net loss	$(30,383)	$(5,388)	$(51,439)	$(15,718)
Net loss per share, basic and diluted	$(0.26)	$(0.05)	$(0.44)	$(0.15)
Weighted‑average shares used to compute net loss per share, basic and diluted	118,640,565	113,203,074	117,983,463	106,333,836
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
		(As Revised)		(As Revised)
Net loss	$(30,383)	$(5,388)	$(51,439)	$(15,718)
Other comprehensive loss:
Foreign currency translation adjustments	(8,120)	—	(8,120)	—
Total other comprehensive loss	(8,120)	—	(8,120)	—
Comprehensive loss	$(38,503)	$(5,388)	$(59,559)	$(15,718)
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit (1)	Stockholders’ Equity (1)
	Common
	Shares	Amount
					(As Revised)	(As Revised)
Three Months Ended September 30, 2021:

Balance, June 30, 2021	118,249,912	$118	$917,116	$—	$(113,275)	$803,959
Exercise of stock options	269,416	1	1,506	—	—	1,507
Vesting of restricted stock units	507,776	—	—	—	—	—
Share‑based compensation	—	—	15,836	—	—	15,836
Purchase of capped calls	—	—	(36,030)	—	—	(36,030)
Foreign currency translation adjustments	—	—	—	(8,120)	—	(8,120)
Net loss	—	—	—	—	(30,383)	(30,383)
Balance, September 30, 2021	119,027,104	$119	$898,428	$(8,120)	$(143,658)	$746,769

Three Months Ended September 30, 2020:

Balance, June 30, 2020	102,862,404	$103	$570,434	$—	$(78,467)	$492,070
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	13,500,000	14	318,979	—	—	318,993
Private placement	85,880	—	2,233	—	—	2,233
Exercise of stock options	15,000	—	82	—	—	82
Share‑based compensation	—	—	2,328	—	—	2,328
Net loss	—	—	—	—	(5,388)	(5,388)
Balance, September 30, 2020	116,463,284	$117	$894,056	$—	$(83,855)	$810,318
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit (1)	Stockholders’ Equity (1)
	Common
	Shares	Amount
					(As Revised)	(As Revised)
Nine Months Ended September 30, 2021:

Balance, December 31, 2020	116,992,472	$117	$903,116	$—	$(92,219)	$811,014
Exercise of stock options	1,526,856	2	8,568	—	—	8,570
Vesting of restricted stock units	507,776	—	—	—	—	—
Share‑based compensation	—	—	22,774	—	—	22,774
Purchase of capped calls	—	—	(36,030)	—	—	(36,030)
Foreign currency translation adjustments	—	—	—	(8,120)	—	(8,120)
Net loss	—	—	—	—	(51,439)	(51,439)
Balance, September 30, 2021	119,027,104	$119	$898,428	$(8,120)	$(143,658)	$746,769

Nine Months Ended September 30, 2020:

Balance, December 31, 2019	102,843,612	$103	$568,756	$—	$(68,137)	$500,722
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	13,500,000	14	318,979	—	—	318,993
Private placement	85,880	—	2,233	—	—	2,233
Exercise of stock options	33,792	—	185	—	—	185
Share‑based compensation	—	—	3,903	—	—	3,903
Net loss	—	—	—	—	(15,718)	(15,718)
Balance, September 30, 2020	116,463,284	$117	$894,056	$—	$(83,855)	$810,318
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020 (1)
		(As Revised)
Cash flows from operating activities
Net loss	$(51,439)	$(15,718)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	33,249	28,632
Amortization of deferred contract costs	9,034	5,518
Amortization of debt issuance costs	573	700
Non-cash lease expense	3,705	—
Provision for bad debt expense and returns	(7)	894
Loss on extinguishment of debt	449	5,213
Share‑based compensation	22,774	3,903
Deferred tax benefit	(2,568)	(5,169)
Adjustment to contingent consideration	4,837	(3,100)
Other	1,144	(277)
Changes in operating assets and liabilities:
Trade accounts receivable	3,184	(18,274)
Income tax receivable/payable	(107)	(183)
Prepaid expenses and other assets	(8,129)	(4,200)
Deferred contract costs	(18,052)	(13,970)
Accounts payable	5,020	2,987
Accrued liabilities	1,644	(4,207)
Deferred revenue	59,464	47,189
Other liabilities	52	3,161
Net cash provided by operating activities	64,827	33,099
Cash flows from investing activities
Acquisitions, net of cash acquired	(352,711)	—
Purchases of equipment and leasehold improvements	(7,261)	(1,836)
Proceeds from sale of equipment and leasehold improvements	35	—
Net cash used in investing activities	(359,937)	(1,836)
Cash flows from financing activities
Proceeds from convertible senior notes	373,750	—
Proceeds from bank borrowings	250,000	—
Payment of bank borrowings	(250,000)	(205,000)
Payment for purchase of capped calls	(36,030)	—
Debt issuance costs	(12,636)	(1,264)
Payment of debt extinguishment costs	—	(2,050)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	326,316
Cash paid for offering costs	(543)	(6,601)
Proceeds from private placement	—	2,233
Cash paid for contingent consideration	(4,206)	—
Proceeds from the exercise of stock options	8,570	185
Net cash provided by financing activities	328,905	113,819
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(865)	—
Net increase in cash, cash equivalents and restricted cash	32,930	145,082
Cash, cash equivalents and restricted cash, beginning of period	194,868	32,375
Cash, cash equivalents and restricted cash, end of period	$227,798	$177,457
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020 (1)
		(As Revised)
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$944	$12,647
Income taxes, net of refunds	1,047	703
Non-cash activities:
Deferred consideration accrued but not paid	50,000	—
Debt issuance costs accrued but not paid	489	—
Operating lease assets obtained in exchange for operating lease liabilities	1,469	—

Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$227,148	$177,457
Restricted cash included in other current assets	650	—
Total cash, cash equivalents and restricted cash	$227,798	$177,457
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
Initial public offering
On July 24, 2020, the Company closed its initial public offering (“IPO”) through which it issued and sold 13,500,000 shares of common stock at the IPO price of $26.00 per share. In connection with the IPO, the Company raised approximately $319.0 million after deducting the underwriting discount and commissions of $24.7 million and offering expenses of $7.3 million. Upon completion of the IPO, authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.001 per share.
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
On June 30, 2021, the last day of our second fiscal quarter in 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million. Accordingly, we will be deemed a large accelerated filer as of December 31, 2021 and will no longer qualify as an emerging growth company or be able to take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with our Annual Report on Form 10-K for the year ending December 31, 2021.
Unaudited interim consolidated financial information
The accompanying interim consolidated balance sheet as of September 30, 2021, the consolidated statements of operations and of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 and the related footnote disclosures are unaudited. These unaudited interim consolidated financial statements have been prepared on the same basis as the annual

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. Except for the revision discussed below, all adjustments made were of a normal recurring nature. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period.
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation. In the fourth quarter of 2020, the Company reclassified on-premise subscription revenue from license revenue to subscription revenue in the consolidated statements of operations on a retroactive basis. The amount reclassified for the three and nine months ended September 30, 2020 was $7.8 million and $18.2 million, respectively. The revised presentation is consistent with our disaggregated revenue disclosure and is more consistent with how investors and other users of the financial statements evaluate overall subscription revenue. The reclassification had no impact on total revenue.
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
The accompanying financial statements and relevant footnotes to the consolidated financial statements in this Quarterly Report on Form 10-Q have been revised to correct for the immaterial errors discussed above. The tables below provide reconciliations of our previously reported amounts to revised amounts to correct for these immaterial errors in our consolidated financial statements as of December 31, 2020 and for the quarter and year-to-date periods ended September 30, 2020.

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

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2020
	As Previously Reported (1)	Adjustments		As Revised
		Commissions	Other
	(in thousands, except share and per share amounts)
Revenue:
Subscription	$65,782	$—	$(148)	$65,634
Services	3,605	—	292	3,897
License	1,017	—	—	1,017
Total revenue	70,404	—	144	70,548
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	10,117	—	(85)	10,032
Cost of services (exclusive of amortization expense shown below)	2,443	—	4	2,447
Amortization expense	2,679	—	—	2,679
Total cost of revenue	15,239	—	(81)	15,158
Gross profit	55,165	—	225	55,390
Operating expenses:
Sales and marketing	23,251	488	34	23,773
Research and development	12,736	—	21	12,757
General and administrative	13,921	—	(76)	13,845
Amortization expense	5,633	—	—	5,633
Total operating expenses	55,541	488	(21)	56,008
Loss from operations	(376)	(488)	246	(618)
Interest expense, net	(1,207)	—	—	(1,207)
Loss on extinguishment of debt	(5,213)	—	—	(5,213)
Foreign currency transaction loss	(154)	—	—	(154)
Loss before income tax benefit	(6,950)	(488)	246	(7,192)
Income tax benefit	1,857	119	(172)	1,804
Net loss	$(5,093)	$(369)	$74	$(5,388)
Net loss per share, basic and diluted	$(0.04)			$(0.05)
Weighted-average shares used to compute net loss per share, basic and diluted	113,203,074			113,203,074
(1) Previously reported amounts reflect the reclassification of on-premise subscription revenue from license revenue to subscription revenue, which we applied on a retrospective basis in the fourth quarter of 2020. See further information in Basis of Presentation above.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2020
	As Previously Reported (1)	Adjustments		As Revised
		Commissions	Other
	(in thousands, except share and per share amounts)
Revenue:
Subscription	$179,148	$—	$(710)	$178,438
Services	10,066	—	550	10,616
License	3,811	—	—	3,811
Total revenue	193,025	—	(160)	192,865
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	28,127	—	(107)	28,020
Cost of services (exclusive of amortization expense shown below)	7,736	—	11	7,747
Amortization expense	8,034	—	—	8,034
Total cost of revenue	43,897	—	(96)	43,801
Gross profit	149,128	—	(64)	149,064
Operating expenses:
Sales and marketing	65,735	1,722	101	67,558
Research and development	37,282	—	62	37,344
General and administrative	31,813	—	(225)	31,588
Amortization expense	16,941	—	—	16,941
Total operating expenses	151,771	1,722	(62)	153,431
Loss from operations	(2,643)	(1,722)	(2)	(4,367)
Interest expense, net	(10,675)	—	—	(10,675)
Loss on extinguishment of debt	(5,213)	—	—	(5,213)
Foreign currency transaction loss	(471)	—	—	(471)
Other income, net	91	—	—	91
Loss before income tax provision	(18,911)	(1,722)	(2)	(20,635)
Income tax provision	5,105	430	(618)	4,917
Net loss	$(13,806)	$(1,292)	$(620)	$(15,718)
Net loss per share, basic and diluted	$(0.13)			$(0.15)
Weighted-average shares used to compute net loss per share, basic and diluted	106,333,836			106,333,836
(1) Previously reported amounts reflect the reclassification of on-premise subscription revenue from license revenue to subscription revenue, which we applied on a retrospective basis in the fourth quarter of 2020. See further information in Basis of Presentation above.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount
	(in thousands, except share amounts)
As Previously Reported
Balance, June 30, 2020	102,862,404	$103	$570,434	$(73,694)	$496,843
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	13,500,000	14	318,979	—	318,993
Private placement	85,880	—	2,233	—	2,233
Exercise of stock options	15,000	—	82	—	82
Share‑based compensation	—	—	2,328	—	2,328
Net loss	—	—	—	(5,093)	(5,093)
Balance, September 30, 2020	116,463,284	$117	$894,056	$(78,787)	$815,386

Commissions Adjustment
Balance, June 30, 2020	—	$—	$—	$(3,753)	$(3,753)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	—	—	—	—	—
Private placement	—	—	—	—	—
Exercise of stock options	—	—	—	—	—
Share‑based compensation	—	—	—	—	—
Net loss	—	—	—	(369)	(369)
Balance, September 30, 2020	—	$—	$—	$(4,122)	$(4,122)

Other Adjustments
Balance, June 30, 2020	—	$—	$—	$(1,020)	$(1,020)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	—	—	—	—	—
Private placement	—	—	—	—	—
Exercise of stock options	—	—	—	—	—
Share‑based compensation	—	—	—	—	—
Net loss	—	—	—	74	74
Balance, September 30, 2020	—	$—	$—	$(946)	$(946)

As Revised
Balance, June 30, 2020	102,862,404	$103	$570,434	$(78,467)	$492,070
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	13,500,000	14	318,979	—	318,993
Private placement	85,880	—	2,233	—	2,233
Exercise of stock options	15,000	—	82	—	82
Share‑based compensation	—	—	2,328	—	2,328
Net loss	—	—	—	(5,388)	(5,388)
Balance, September 30, 2020	116,463,284	$117	$894,056	$(83,855)	$810,318

	Stock Class			Additional Paid‑In Capital	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares		Amount
	(in thousands, except share amounts)
As Previously Reported
Balance, December 31, 2019	102,843,612		$103	$568,756	$(64,981)	$503,878
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	13,500,000		14	318,979	—	318,993
Private placement	85,880		—	2,233	—	2,233
Exercise of stock options	33,792		—	185	—	185
Share‑based compensation	—		—	3,903	—	3,903
Net loss	—		—	—	(13,806)	(13,806)
Balance, September 30, 2020	116,463,284		$117	$894,056	$(78,787)	$815,386

Commissions Adjustment
Balance, December 31, 2019	—		$—	$—	$(2,830)	$(2,830)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	—	.	—	—	—	—
Private placement	—		—	—	—	—
Exercise of stock options	—		—	—	—	—
Share‑based compensation	—		—	—	—	—
Net loss	—		—	—	(1,292)	(1,292)
Balance, September 30, 2020	—		$—	$—	$(4,122)	$(4,122)

Other Adjustments
Balance, December 31, 2019	—		$—	$—	$(326)	$(326)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	—		—	—	—	—
Private placement	—		—	—	—	—
Exercise of stock options	—		—	—	—	—
Share‑based compensation	—		—	—	—	—
Net loss	—		—	—	(620)	(620)
Balance, September 30, 2020	—		$—	$—	$(946)	$(946)

As Revised
Balance, December 31, 2019	102,843,612		$103	$568,756	$(68,137)	$500,722
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	13,500,000		14	318,979	—	318,993
Private placement	85,880		—	2,233	—	2,233
Exercise of stock options	33,792		—	185	—	185
Share‑based compensation	—		—	3,903	—	3,903
Net loss	—		—	—	(15,718)	(15,718)
Balance, September 30, 2020	116,463,284		$117	$894,056	$(83,855)	$810,318

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2020
	As Previously Reported	Adjustments		As Revised
		Commissions	Other
	(in thousands)
Cash flows from operating activities
Net loss	$(13,806)	$(1,292)	$(620)	$(15,718)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	28,378	—	254	28,632
Amortization of deferred contract costs	6,705	(1,187)	—	5,518
Amortization of debt issuance costs	700	—	—	700
Provision for bad debt expense and returns	894	—	—	894
Gain on disposal of equipment and leasehold improvements	(23)	—	23	—
Loss on extinguishment of debt	5,213	—	—	5,213
Share‑based compensation	3,903	—	—	3,903
Deferred tax benefit	(5,357)	(430)	618	(5,169)
Adjustment to contingent consideration	(3,100)	—	—	(3,100)
Other	—	—	(277)	(277)
Changes in operating assets and liabilities:
Trade accounts receivable	(18,332)	—	58	(18,274)
Income tax receivable/payable	(183)	—	—	(183)
Prepaid expenses and other assets	(4,699)	—	499	(4,200)
Deferred contract costs	(16,879)	2,909	—	(13,970)
Accounts payable	3,145	—	(158)	2,987
Accrued liabilities	(4,207)	—	—	(4,207)
Deferred revenue	47,528	—	(339)	47,189
Other liabilities	3,161	—	—	3,161
Net cash provided by operating activities	33,041	—	58	33,099
Cash flows from investing activities
Purchases of equipment and leasehold improvements	(1,836)	—	—	(1,836)
Net cash used in investing activities	(1,836)	—	—	(1,836)
Cash flows from financing activities
Payment of bank borrowings	(205,000)	—	—	(205,000)
Debt issuance costs	(1,264)	—	—	(1,264)
Payment of debt extinguishment costs	(2,050)	—	—	(2,050)
Proceeds from initial public offering, net of underwriting discounts and commissions	326,316	—	—	326,316
Cash paid for offering costs	(6,601)	—	—	(6,601)
Proceeds from private placement	2,233	—	—	2,233
Proceeds from the exercise of stock options	185	—	—	185
Net cash provided by financing activities	113,819	—	—	113,819
Net increase in cash and cash equivalents	145,024	—	58	145,082
Cash and cash equivalents, beginning of period	32,433	—	(58)	32,375
Cash and cash equivalents, end of period	$177,457	$—	$—	$177,457
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,647	$—	$—	$12,647
Cash paid for income taxes, net of refunds	703	—	—	703

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Subsequent events
The Company evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified.
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future and include, but are not limited to, revenue recognition, stock-based compensation, commissions, the fair values of assets acquired and liabilities assumed in business combinations, useful lives for finite-lived assets, and accounting for income taxes. Actual results could differ from those estimates.
Segment and geographic information
Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment.
Revenue by geographic region as determined based on the end user customer address was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
Revenue:
The Americas	$69,865	$54,707	$195,408	$149,723
Europe, the Middle East, India, and Africa	19,543	11,786	49,721	32,347
Asia Pacific	6,213	4,055	17,457	10,795
	$95,621	$70,548	$262,586	$192,865
(1) Certain prior period amounts have been revised to correct immaterial errors. See above for more information.
Note 2. Summary of significant accounting policies
The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Except for the accounting policies for leases that were updated as a result of adopting the new accounting standard and the accounting policies for foreign currency remeasurement discussed below, there have been no significant changes to these policies that have had a material impact on the Company’s consolidated financial statements and related notes for the three and nine months ended September 30, 2021. The following describes the impact of certain policies.
Foreign currency remeasurement
Our reporting currency is the U.S. dollar. The functional currency of our foreign operations, except for Wandera Ltd. and its subsidiaries, is the U.S. dollar. The functional currency of Wandera Ltd. and its subsidiaries is the British Pound (“GBP”). The assets, liabilities, revenues and expenses of our foreign operations are remeasured in accordance with ASC Topic 830, Foreign Currency Matters. Remeasurement adjustments are recorded as foreign currency transaction gains (losses) in the consolidated statement of operations. Assets and liabilities of Wandera Ltd. and its subsidiaries are translated into U.S. dollars based upon exchange rates prevailing at the end of each period. Revenues and expenses of Wandera Ltd. and its subsidiaries are translated at weighted average exchange rates on a monthly basis. The resulting translation adjustment is included in accumulated other comprehensive income (“AOCI”).

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
Disaggregation of Revenue
The Company separates revenue into subscription and non-subscription categories to disaggregate those revenues that are term-based and renewable from those that are one-time in nature. Revenue from subscription and non-subscription contractual arrangements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
SaaS subscription and support and maintenance	$83,775	$57,785	$222,672	$160,279
On‑premise subscription	6,925	7,849	23,228	18,159
Subscription revenue	90,700	65,634	245,900	178,438
Professional services	4,083	3,897	12,015	10,616
Perpetual licenses	838	1,017	4,671	3,811
Non‑subscription revenue	4,921	4,914	16,686	14,427
Total revenue	$95,621	$70,548	$262,586	$192,865
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
Contract Balances
If revenue is recognized in advance of the right to invoice, a contract asset is recorded. The balances of contract assets, which are included in other current assets in the consolidated balance sheets, were $1.7 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively.
Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance and services in advance.
Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
Balance, beginning of the period	$238,457	$157,282	$205,509	$140,449
Acquisitions	5,200	—	5,200	—
Revenue earned	(71,574)	(49,823)	(144,038)	(115,784)
Deferral of revenue	98,284	80,179	203,696	162,973
Balance, end of the period	$270,367	$187,638	$270,367	$187,638
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
There were no significant changes to our contract assets and liabilities during the three and nine months ended September 30, 2021 and 2020 outside of our sales activities.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancellable amounts to be invoiced. As of September 30, 2021 and December 31, 2020, the Company had $310.3 million and $224.1 million, respectively, of remaining performance obligations, with 81% and 80%, respectively, expected to be recognized as revenue over the succeeding 12 months, and the remainder generally expected to be recognized over the three years thereafter. Previously reported remaining performance obligations as of December 31, 2020 have been revised. See Note 1 for more information.
Deferred Contract Costs
Sales commissions as well as associated payroll taxes and retirement plan contributions (together, contract costs) that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the consolidated balance sheets when the period of benefit is determined to be greater than one year.
Total amortization of contract costs for the three months ended September 30, 2021 and 2020 was $3.1 million and $2.0 million, respectively. Total amortization of contract costs for the nine months ended September 30, 2021 and 2020 was $9.0 million and $5.5 million, respectively. Previously reported amortization of contract costs for the three and nine months ended September 30, 2020 have been revised. See Note 1 for more information.
The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three and nine months ended September 30, 2021 and 2020.
Concentration of Credit Risk
For the three and nine months ended September 30, 2021, the Company had one distributor that accounted for more than 10% of total net revenues. Total receivables related to this distributor were $10.8 million as of September 30, 2021. For the three and nine months ended September 30, 2020, the Company had two distributors that accounted for more than 10% of total net revenues. Total receivables related to these distributors were $19.8 million as of December 31, 2020.
No single end customer accounted for more than 10% of total revenue during the three and nine months ended September 30, 2021 and 2020.
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
Financial Instruments — Credit Losses
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The update allows the extension of the initial effective date for entities which have not yet adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). For private companies, the standard is effective for annual reporting periods beginning after December 15, 2022, with early adoption permitted. We will be deemed a large accelerated filer as of December 31, 2021 and will no longer qualify as an emerging growth company and be able to take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. As such, the Company will adopt ASU 2016-13 in the fourth quarter of 2021 with an effective date of January 1, 2021 through a cumulative-effect

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
adjustment to retained earnings. The Company is currently evaluating the effect the standard will have on its consolidated financial statements.
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
Business Combinations — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in accordance with acquisition accounting. The new guidance should be applied prospectively to acquisitions occurring on or after the effective date. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not been issued. The Company will evaluate whether to early adopt the standard for future acquisitions.
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

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$153,026	$—	$—	$153,026
Total cash equivalents	$153,026	$—	$—	$153,026

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$100,000	$—	$—	$100,000
U.S. Treasuries	25,000	—	—	25,000
Total cash equivalents	$125,000	$—	$—	$125,000
The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above. See Note 7 for the fair value of our 2026 Notes, which are recorded as debt at the principal amount net of issuance costs on the consolidated balance sheet.
Note 4. Acquisitions
Wandera
On July 1, 2021, the Company completed its previously announced acquisition of Wandera, Inc. (“Wandera”) pursuant to the terms of the Agreement and Plan of Merger, dated as of May 5, 2021 (the “Merger Agreement”). Wandera is a leader in zero trust cloud security and access for mobile devices. As an Apple-first provider of unified cloud security, Wandera expands the Company’s security offering for the enterprise. Building on the Company’s existing capabilities, Wandera adds Zero Trust Network Access (“ZTNA”), mobile threat defense and data policy features to ensure mobile workers can simply and safely access the network resources they need while complying with organizational policies and reducing mobile charges. This acquisition uniquely positions the Company to help IT and security teams confidently protect the devices, data and applications used by a mobile workforce, while extending the intended Apple experience through the Company’s robust and scalable Apple Enterprise Management platform.
Under the terms of the Merger Agreement, the Company acquired 100% of the voting equity interest in Wandera and paid total cash consideration of $409.3 million. The total consideration consists of an initial payment of $359.3 million at close and deferred consideration of $50.0 million payable in $25.0 million increments on October 1, 2021 and December 15, 2021. The initial payment of $359.3 million includes $0.7 million held back as partial security for post-closing true-up adjustments as well as indemnification claims made within one year of the acquisition date. The amount held back is recorded as restricted cash in other current assets on the consolidated balance sheet. The Company recorded the fair value of deferred consideration in accrued liabilities on the consolidated balance sheet as of September 30, 2021. The acquisition was initially financed with cash on hand and borrowings under the New Term Loan Facility (as defined in Note 7 below).

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Acquisition-related costs were expensed as incurred and were as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in thousands)
Cost of revenue:
Subscription	$17	$17
Sales and marketing	34	34
Research and development	549	590
General and administrative	1,859	4,007
	$2,459	$4,648
The Company accounted for the acquisition by applying the acquisition method of accounting for business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair value of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to:
•future expected cash flows from subscription contracts and acquired developed technologies;
•historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;
•royalty rates applied to acquired developed technology platforms;
•obsolescence curves and other useful life assumptions, such as the period of time and intended use of acquired intangible assets in the Company’s product offerings;
•discount rates; and
•uncertain tax positions and tax-related valuation allowances.
The final purchase accounting allocations for the Wandera acquisition will be determined within one year from the acquisition date and depend on a number of factors, including the final valuation of our intangible assets acquired and liabilities assumed, and finalization of income tax effects of the opening balance sheet. The actual fair values of Wandera’s assets acquired, liabilities assumed and resulting goodwill may differ materially from the adjustments set forth in this Form 10-Q.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The purchase price was allocated using information currently available to the Company. As a result, the Company may continue to adjust the assumptions used in the valuation of intangible assets acquired, deferred revenue and tax-related balances. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$9,605
Trade accounts receivable, net	3,882
Prepaid expenses	900
Equipment and leasehold improvements, net	58
Intangible assets acquired	102,050
Operating lease assets	1,474
Deferred tax asset	849
Liabilities assumed:
Accounts payable	788
Accrued liabilities	3,464
Income taxes payable	94
Deferred revenue	5,200
Operating lease liabilities	1,474
Deferred tax liability	9,356
Goodwill	310,833
Total purchase consideration	$409,275
The goodwill represents the excess of the purchase consideration over the fair value of the underlying net identifiable assets. The goodwill recognized in this acquisition is primarily attributable to expected synergies in sales opportunities across complementary products, customers and geographies and cross-selling opportunities. The goodwill is not deductible for income tax purposes.
The estimated useful lives and fair values of the identifiable intangible assets are as follows:

	Useful Life	Gross Value
		(in thousands)
Developed technology	6.5 years	$60,500
Customer relationships	11.0 years	35,600
Order backlog	2.5 years	3,800
Non-competes	2.5 years	1,750
Trademarks	3.0 years	400
Total identifiable intangible assets		$102,050
Developed technology represents the estimated fair value of the features underlying the Wandera products as well as the platform supporting Wandera customers. Customer relationships represent the estimated fair value of the underlying relationships with Wandera customers. Order backlog represents the estimated fair value of existing order backlog with Wandera customers. Non-competes represent the estimated fair value of non-compete agreements acquired from Wandera. Trademarks represent the estimated fair value of the Wandera brand.
Wandera contributed revenue and net loss of $5.1 million and $8.3 million, respectively, from the acquisition date through September 30, 2021, excluding the effects of the acquisition and integration costs.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following unaudited pro forma information presents the combined results of Jamf and Wandera assuming the acquisition was completed on January 1, 2020. As required by ASC 805, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined companies would have been had the acquisition occurred at the beginning of the period presented, nor are they indicative of future results of operations. The pro forma results below have been adjusted for the amortization of acquired intangibles, reduction of deferred revenue, deferred commissions, stock-based compensation expense and additional interest expense. The pro forma results for the three and nine months ended September 30, 2021 have also been adjusted to exclude the impact of $2.5 million and $4.6 million, respectively, of acquisition-related costs (pre-tax) incurred by the Company that are directly attributable to the transaction. The adjustments do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition.
Pro forma consolidated revenues and net loss for the three and nine months ended September 30, 2021 and 2020, calculated as if Wandera had been acquired as of January 1, 2020, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenues	$95,621	$75,104	$274,194	$206,943
Net loss	(28,537)	(10,061)	(61,237)	(31,451)
cmdReporter
On February 26, 2021, the Company entered into an asset purchase agreement with cmdSecurity Inc. (“cmdSecurity”) to acquire certain cmdSecurity assets, including cmdReporter, a suite of security and compliance tools purpose-built for macOS. With cmdReporter, the Company further extends the security capabilities of its expansive Apple Enterprise Management platform. cmdSecurity’s software complements the Company’s existing product offerings. The Company accounted for the acquisition by applying the acquisition method of accounting for business combinations in accordance with ASC 805. The final aggregate purchase price was approximately $3.4 million. This acquisition was funded by the Company’s cash on hand and included future contingent consideration due to the sellers. The goodwill represents the excess of the purchase consideration over the fair value of the underlying net identifiable assets. The goodwill recognized in this acquisition is primarily attributable to the cmdSecurity assembled workforce and was not material. The acquired intangible assets and goodwill are deductible for income tax purposes.
At the time of the acquisition, the contingent consideration was valued at $0.4 million, which was based on the acquired business signing new business or renewing acquired contracts during the 90 days following the close of the acquisition. The estimated fair value of these contingent payments was determined using projected contract wins, which used Level 3 inputs for fair value measurements, including assumptions about the probability of closing contracts based on their current stage in the sales process. As of September 30, 2021, the fair value of the contingent consideration was nil as $0.3 million was earned by the acquired business and the unearned portion of $0.1 million was written off during the second quarter of 2021. The Company did not make a cash payment for the earned portion of the liability as the sellers received the cash directly from the customers. As such, the reduction of the liability was offset by a reduction in accounts receivable.
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

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Acquisition-related expenses were expensed as incurred and totaled nil and $0.1 million for the three and nine months ended September 30, 2021, respectively. These expenses were recognized as acquisition costs in general and administrative expenses in the consolidated statement of operations.
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
The estimated fair value of these contingent payments is determined using a Monte Carlo simulation model, which uses Level 3 inputs for fair value measurements, including assumptions about the probability of growth of subscription services and the related pricing of the services offered. During the three and nine months ended September 30, 2021, the fair value of the contingent consideration was increased by $0.6 million and $4.9 million, respectively, which was reflected in general and administrative expenses in the consolidated statement of operations. The adjustment for the three and nine months ended September 30, 2021 primarily reflected updated assumptions about the probability of growth of subscription services. As of September 30, 2021, the fair value of the contingent consideration was $8.9 million, of which $4.5 million was included in accrued liabilities and $4.4 million was included in other liabilities in the consolidated balance sheet. As of December 31, 2020, the fair value of the contingent consideration was $8.2 million, which was included in other liabilities in the consolidated balance sheet.
Note 5. Goodwill and other intangible assets
The change in the carrying amount of goodwill is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Goodwill, beginning of period	$541,850	$539,818	$541,480	$539,818
Goodwill acquired	310,833	—	311,203	—
Foreign currency translation adjustment	(6,626)	—	(6,626)	—
Goodwill, end of period	$846,057	$539,818	$846,057	$539,818

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The gross carrying amount and accumulated amortization of intangible assets other than goodwill are as follows:

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	8 years	$34,320	$13,454	$20,866	4.8 years
Customer relationships	2 ‑ 12 years	214,428	55,810	158,618	8.7 years
Developed technology	5 years	54,563	31,173	23,390	2.3 years
Non‑competes	2 years	90	86	4	0.1 years
Balance, December 31, 2020		$303,401	$100,523	$202,878

Trademarks	3 - 8 years	$34,690	$16,683	$18,007	4.1 years
Customer relationships	2 ‑ 12 years	249,483	70,239	179,244	8.5 years
Developed technology	5 - 6.5 years	116,158	41,956	74,202	5.2 years
Non‑competes	2 - 2.5 years	1,796	264	1,532	2.3 years
Order backlog	2.5 years	3,744	379	3,365	2.3 years
IPR&D	Indefinite	400	—	400
Balance, September 30, 2021		$406,271	$129,521	$276,750
Amortization expense was $12.2 million and $8.3 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense was $29.1 million and $25.0 million for the nine months ended September 30, 2021 and 2020, respectively.
The expected future amortization expense as of September 30, 2021 for intangible assets acquired in connection with the Wandera acquisition is as follows:

Years ending December 31:
2021 (remaining three months)	$3,725
2022	14,897
2023	14,897
2024	12,611
2025	12,544
Thereafter	39,652
Total amortization expense	$98,326
There were no impairments to goodwill or intangible assets recorded for the three and nine months ended September 30, 2021 and 2020.
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
The Company leases office facilities and vehicles under operating lease agreements that have initial terms ranging from 1 to 9 years. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to 10 years. In addition, certain leases contain termination options, where the rights to terminate

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants or residual value guarantees. The Company also leases office equipment under a finance lease agreement with a term of 4 years. The Company’s finance lease was not material to the consolidated financial statements as of September 30, 2021.
Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	September 30, 2021
		(in thousands)
Assets
Operating lease assets	Other assets	$22,892

Liabilities
Operating lease liabilities - current	Accrued liabilities	$5,367
Operating lease liabilities - non-current	Other liabilities	21,442
Total operating lease liabilities		$26,809
The weighted-average remaining term of the Company’s operating leases was 6.0 years as of September 30, 2021. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 3.5% as of September 30, 2021.
The components of lease expense were as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in thousands)
Operating lease cost	$1,541	$4,424
Short-term lease cost	83	187
Variable lease cost	508	1,388
Total lease expense	$2,132	$5,999
Operating lease cost is recognized on a straight-line basis over the lease term. The Company leases certain office facilities with a related party, including the office space in Eau Claire, Wisconsin. Operating lease cost with related parties was $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively.
Total lease expense, including the Company’s share of the lessors’ operating expenses, was $1.2 million and $3.7 million for the three and nine months ended September 30, 2020, respectively. Previously reported total lease expense for the three and nine months ended September 30, 2020 have been revised. See Note 1 for more information. Lease expense with related parties, including the Company’s share of the lessors’ operating expenses, was $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively.
For the nine months ended September 30, 2021, operating cash flows included $4.3 million of cash paid for operating lease liabilities.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Maturities of the Company’s operating lease liabilities as of September 30, 2021 were as follows:

Operating Leases
(in thousands)
Years ending December 31:
2021 (remaining three months)	$1,599
2022	6,077
2023	5,681
2024	4,605
2025	2,519
Thereafter	9,482
Total lease payments	29,963
Less: imputed interest	3,154
Total present value of lease liabilities	$26,809
Note 7. Debt
Convertible Senior Notes
On September 17, 2021, the Company issued $373.8 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private offering. The 2026 Notes were issued pursuant to an indenture, dated September 17, 2021 (the “2026 Notes Indenture”), among the Company, JAMF Software, LLC, as subsidiary guarantor, and U.S. Bank National Association, as trustee. The 2026 Notes are general senior, unsecured obligations of the Company and mature on September 1, 2026, unless earlier converted, redeemed, or repurchased. The 2026 Notes bear interest at a rate of 0.125% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2022. The Company recorded the principal amount of the 2026 Notes, net of issuance costs, as a liability in the consolidated balance sheet in accordance with ASU 2020-06, which the Company early adopted on January 1, 2021.
The Company’s net proceeds from the offering were approximately $361.4 million after deducting the initial purchasers’ discounts and commissions and the offering expenses paid by the Company. The Company used (i) approximately $250.0 million of the net proceeds to repay the Company’s New Term Loan Facility and to pay any associated prepayment penalties and accrued and unpaid interest to the date of repayment and (ii) approximately $36.0 million of the net proceeds from this offering to fund the cost of entering into the Capped Calls (as defined and described below), and will use the remainder of the net proceeds for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions.
The 2026 Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2026 Notes Indenture) per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2026 Notes on each such trading day; (3) if the Company calls such 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; and (4) upon the occurrence of specified corporate events as set forth in the 2026 Notes Indenture. On or after March 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date (September 1, 2026), holders of the 2026 Notes may convert all or any portion of their 2026 Notes at any time, regardless of the foregoing conditions. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2026 Notes Indenture.
The initial conversion rate for the 2026 Notes is 20.0024 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $49.99 per share of common stock. The initial conversion price of the 2026 Notes represents a premium of approximately 40.0% to the last reported sale price of the Company’s common stock on The Nasdaq Global Select Market on September 14, 2021. The conversion rate for the 2026 Notes is subject to adjustment under certain circumstances in accordance with the terms of the 2026 Notes Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2026 Notes or if the Company delivers a notice of redemption in respect of the 2026 Notes, the Company will, under certain circumstances, increase the conversion rate of the 2026 Notes for a holder who elects to convert its 2026 Notes (or any portion thereof) in connection with such a corporate event or convert its 2026 Notes called (or deemed called) for redemption during the related redemption period (as defined in the 2026 Notes Indenture), as the case may be.
The Company may not redeem the 2026 Notes prior to September 6, 2024. The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after September 6, 2024, if the last reported sale price of the common stock has been at least 130% of the conversion price for the 2026 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, to, but excluding, the redemption date. If the Company redeems less than all the outstanding 2026 Notes, at least $50.0 million aggregate principal amount of 2026 Notes must be outstanding and not subject to redemption as of the date of the relevant notice of redemption. No sinking fund is provided for the 2026 Notes.
If the Company undergoes a fundamental change (as defined in the 2026 Notes Indenture), holders may require, subject to certain conditions and exceptions, the Company to repurchase for cash all or any portion of their 2026 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date.
The 2026 Notes Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company or its significant subsidiaries after which the 2026 Notes become automatically due and payable.

The following table sets forth the interest expense related to the 2026 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Contractual interest expense	$18	$—	$18	$—
Amortization of issuance costs	95	—	95	—
In the third quarter of 2021, the Company recorded debt issuance costs of $12.4 million related to the issuance of the 2026 Notes as a reduction to the liability in the consolidated balance sheet. Debt issuance costs are amortized to interest expense over the term of the 2026 Notes using the effective interest rate method. The effective interest rate on the 2026 Notes was 0.81% for the three months ended September 30, 2021.
As of September 30, 2021, the net carrying amount of the 2026 Notes was $361.5 million, with unamortized debt issuance costs of $12.3 million. The estimated fair value (Level 2) of the 2026 Notes was $389.0 million as of September 30, 2021, which was determined based on quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Capped Calls
On September 14, 2021, concurrently with the pricing of the 2026 Notes, and on September 17, 2021, concurrently with the initial purchasers’ exercise of their option to purchase additional 2026 Notes, the Company also entered into privately negotiated capped call transactions (the “Capped Calls”) with third-party banks. The Capped Calls each have an initial strike price of approximately $49.99 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The Capped Calls have initial cap prices of $71.42 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 7.5 million shares of the Company’s common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Company paid approximately $36.0 million from the net proceeds from the issuance and sale of the 2026 Notes to purchase the Capped Calls. The Company recorded the Capped Calls as a reduction to additional paid-in capital in the consolidated balance sheet. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to terminations of the Capped Calls, including changes in law, failures to deliver, and hedging disruptions.
Credit Agreements
On July 27, 2020, the Company entered into a secured credit agreement (the “Credit Agreement”) for an initial revolving credit facility of $150.0 million (the “Revolving Credit Facility”), which may be increased or decreased under specific circumstances, with a $25.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the Credit Agreement provides for the ability of the Company to request incremental term loan facilities in a minimum amount of $5.0 million for each facility. The maturity date of the Credit Agreement is July 27, 2025. The Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants and events of default. We were in compliance with such covenants as of both September 30, 2021 and December 31, 2020. As of both September 30, 2021 and December 31, 2020, we had $1.0 million of letters of credit outstanding under our Revolving Credit Facility.
In connection with the closing of the Wandera acquisition on July 1, 2021, the Company entered into the Incremental Facility Amendment No. 1 (the “Credit Agreement Amendment”), which amended the Company’s existing Credit Agreement. The Credit Agreement Amendment provided for a new 364-day term loan facility (the “New Term Loan Facility”) in an aggregate principal amount of $250.0 million on substantially the same terms and conditions as the Company’s existing Revolving Credit Facility. The Company repaid the principal amount of the New Term Loan Facility on September 23, 2021 with proceeds from the issuance and sale of the 2026 Notes. The Company accounted for this transaction as a debt extinguishment and recorded debt extinguishment costs of $0.4 million for the write-off of remaining debt issuance costs.
In the third quarter of 2020, the Company recorded debt issuance costs of $1.3 million related to the Credit Agreement. In the second quarter of 2021, the Company recorded debt issuance costs of $0.7 million related to the Credit Agreement Amendment. Debt issuance costs are amortized to interest expense over the term of the Credit Agreement using the effective interest rate method. As of September 30, 2021 and December 31, 2020, debt issuance costs related to the Company’s credit agreements of $1.0 million and $1.1 million, respectively, were included in other assets in the consolidated balance sheets.
Note 8. Commitments and contingencies
Contingencies
The Company has been engaged in discussions with an entity regarding the entity’s patented technology and allegations regarding the Company’s infringement of that technology. While no legal proceedings have been initiated, the Company accrued $4.2 million to general and administrative expenses during the nine months ended September 30, 2021 based on its most recent discussions with the entity. It is reasonably possible the estimated loss will change. The exposure to loss in excess of the amount accrued as of September 30, 2021 is estimated to be up to $2.3 million.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Note 9. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
		(As Revised)		(As Revised)
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(30,383)	$(5,388)	$(51,439)	$(15,718)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	118,640,565	113,203,074	117,983,463	106,333,836
Basic and diluted net loss per share	$(0.26)	$(0.05)	$(0.44)	$(0.15)
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 for more information.
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and nine months ended September 30, 2021 and 2020, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options outstanding	5,707,634	7,727,158	5,707,634	7,727,158
Unvested restricted stock units	3,427,190	1,291,056	3,427,190	1,291,056
Shares related to the 2026 Notes	7,475,897	—	7,475,897	—
Total potentially dilutive securities	16,610,721	9,018,214	16,610,721	9,018,214
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the 2026 Notes on diluted net income per share, if applicable. The conversion options of the 2026 Notes are dilutive in periods of net income on a weighted average basis using an assumed conversion date equal to the later of the beginning of the reporting period and the date of issuance of the 2026 Notes.
Note 10. Share-based compensation
On July 21, 2020, the Company adopted the Jamf Holding Corp. Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. We initially reserved 14,800,000 shares of our common stock for issuance under the 2020 Plan. The total number of shares reserved for issuance under the 2020 Plan increases on January 1st of each of the first 10 calendar years during the term of the 2020 Plan by the lesser of: (i) a number of shares of our common stock equal to 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year or (ii) a number of shares of our common stock as determined by our board of directors. The maximum number of shares of common stock available for issuance under the 2020

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Plan was 19,479,699 shares as of January 1, 2021. As of September 30, 2021, 15,544,733 shares of common stock are reserved for additional grants under the 2020 Plan.
The 2017 Stock Option Plan (“2017 Option Plan”) became effective November 13, 2017 upon the approval of the board of directors and, prior to the adoption of the 2020 Plan, served as the umbrella plan for the Company’s stock-based and cash-based incentive compensation program for its officers and other eligible employees. The aggregate number of shares of common stock that may be issued under the 2017 Option Plan may not exceed 8,470,000 shares. As of September 30, 2021, 128,928 shares of common stock are reserved for additional grants under the 2017 Option Plan. All stock options granted by the Company were at an exercise price at or above the estimated fair market value of the Company’s common stock as of the grant date. No options were granted during the nine months ended September 30, 2021.
The table below summarizes return target options activity for the nine months ended September 30, 2021:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	3,687,664	$6.75	7.8	$85,444
Granted	—	—		—
Exercised	—	—		—
Forfeitures	—	—		—
Outstanding, September 30, 2021	3,687,664	$6.75	7.0	$117,158
Options exercisable at September 30, 2021	—	$—	—	$—
Vested or expected to vest at September 30, 2021	—	$—	—	$—
There was approximately $33.0 million of unrecognized compensation expense related to these return target options as of September 30, 2021. The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options.
Restricted stock unit (“RSU”) activity for the nine months ended September 30, 2021 is as follows:

	Units	Per Unit Fair Value
Outstanding, December 31, 2020	1,293,107	$26.34
Granted	2,725,991	34.86
Vested	(507,776)	30.32
Forfeited	(84,132)	27.64
Outstanding, September 30, 2021	3,427,190	$32.49
RSUs under the 2020 Plan vest ratably over four years. RSUs under the 2017 Option Plan vest 100% on the one-year anniversary of the date of the grant. The estimated compensation cost of each RSU, which is equal to the fair value of the award on the date of grant, is recognized on a straight-line basis over the vesting period. There was $102.2 million of total unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 3.3 years as of September 30, 2021.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below summarizes the service-based option activity for the nine months ended September 30, 2021:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	3,546,826	$5.65	7.1	$86,098
Granted	—	—		—
Exercised	(1,526,856)	5.61		44,082
Forfeitures	—	—		—
Outstanding, September 30, 2021	2,019,970	$5.67	6.3	$66,355
Options exercisable at September 30, 2021	1,533,479	$5.50	6.2	$50,633
Vested or expected to vest at September 30, 2021	2,019,970	$5.67	6.3	$66,355
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options on the last date of the period. The total fair value of service-based options vested during the nine months ended September 30, 2021 was $2.0 million. There was $1.4 million of unrecognized compensation expense related to service-based stock options that is expected to be recognized over a weighted-average period of 1.5 years as of September 30, 2021.
The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue:
Subscription	$1,716	$314	$2,384	$390
Services	229	62	381	62
Sales and marketing	4,833	675	6,763	897
Research and development	5,145	523	7,076	821
General and administrative	3,913	754	6,170	1,733
	$15,836	$2,328	$22,774	$3,903
Note 11. Long-term incentive plan
In 2018, the Company established a long-term incentive plan (“LTIP”) which provided for cash compensation to certain employees upon achievement of the same conditions of the Company’s return target options. In conjunction with the IPO, the conditions of the LTIP were modified to also vest following an IPO and registration and sale of shares by Vista Equity Partners (“Vista”) provided that Vista achieves a cash return on its equity investment in the Company equaling or exceeding $1.515 billion. In the third quarter of 2021, the Company offered employees with LTIP grants the opportunity to convert those awards into RSUs under the 2020 Plan. Upon conversion, 50% of the RSUs vested immediately and the remaining 50% vest on the one year anniversary of the grant date, provided the employee remains continuously employed by the Company through the vesting date. All employees elected to convert their outstanding LTIP grants to RSUs, resulting in grants totaling 413,234 shares.
The conversion of the previously outstanding LTIP grants into RSUs resulted in the recognition of $8.0 million of stock-based compensation expense during the three and nine months ended September 30, 2021. The expense on the unvested RSUs will be recognized on a straight line basis over the vesting period.
Note 12.     Income taxes
The Company’s effective tax rates for the three months ended September 30, 2021 and 2020 were 5.0% and 25.1%, respectively. The effective tax rate for the three months ended September 30, 2021 was lower than the prior year period due to

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the application of Section 162(m) of the Internal Revenue Code, stock option activity and the domestic valuation allowance. The effective tax rate for the three months ended September 30, 2021 differs from the statutory rate primarily as a result of the domestic valuation allowance.
The Company’s effective tax rates for the nine months ended September 30, 2021 and 2020 were 2.9% and 23.8%, respectively. The effective tax rate for the nine months ended September 30, 2021 was lower than the prior year period due to the application of Section 162(m) of the Internal Revenue Code, stock option activity and the domestic valuation allowance. The effective tax rate for the nine months ended September 30, 2021 differs from the statutory rate primarily as a result of the domestic valuation allowance. The effective tax rate for the nine months ended September 30, 2021 was impacted by $0.1 million of discrete income tax benefit. The Company’s annual effective tax rates for the nine months ended September 30, 2021 and 2020 were 2.8% and 21.1%, respectively.
Note 13. Related-party transactions
The Company made pledges to the Jamf Nation Global Foundation (“JNGF”) of $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively. The Company did not make any pledges to the JNGF for the three and nine months ended September 30, 2020. As of September 30, 2021 and December 31, 2020, the Company accrued $0.7 million and $0.9 million, respectively, related to JNGF pledges, which are included in accrued liabilities in the consolidated balance sheets. The Company has an ongoing lease agreement for office space in Eau Claire, Wisconsin with an entity in which a related party is a minority owner. See Note 6 for further discussion of this lease agreement. The Company may engage in transactions in the ordinary course of business with significant shareholders or other companies whose directors or officers may also serve as directors or officers for the Company. The Company carries out these transactions on customary terms.
Vista is a U.S.-based investment firm that controls the funds which previously owned a majority of the Company. During the three months ended September 30, 2021, Vista sold a portion of its investment in the Company such that its funds no longer owned a majority of the Company as of September 30, 2021. However, Vista is deemed a related party in accordance with ASC Topic 850, Related Party Disclosures (“ASC 850”) as it continues to be a principal owner of the Company. The Company has paid for consulting services and other expenses related to services provided by Vista and Vista affiliates. The total expenses incurred by the Company for these services were $0.1 million for both the three and nine months ended September 30, 2021. The total expenses incurred by the Company for these services were less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. The Company had $0.1 million and less then $0.1 million in accounts payable related to these expenses as of September 30, 2021 and December 31, 2020, respectively.
The Company also has revenue arrangements with Vista affiliates. The Company recognized revenue related to these arrangements of $0.2 million for both the three months ended September 30, 2021 and 2020 and $0.7 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. The Company had $0.1 million and $0.3 million in accounts receivable related to these agreements as of September 30, 2021 and December 31, 2020, respectively.
In addition, the Company pays for services with Vista affiliates in the normal course of business. The total expenses incurred by the Company for services with Vista affiliates were $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. The Company had $0.1 million in accounts payable related to these expenses as of both September 30, 2021 and December 31, 2020.
Prior to its termination and repayment in full on July 27, 2020, the Company was party to a term loan facility (the “Prior Term Loan”) and revolving credit facility with a consortium of lenders for a principal amount of $205.0 million and principal committed amount of $15.0 million, respectively. During the three and nine months ended September 30, 2020, affiliates of Vista were paid $0.5 million and $2.1 million, respectively, in interest on the portion of the Prior Term Loan held by them.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•our ability to realize the potential benefits of the acquisition of Wandera;
•other risks related to our integration of Wandera’s business, team, and technology;
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
•risks related to our indebtedness, including our ability to raise the funds necessary to settle conversions of our convertible senior notes, repurchase our convertible senior notes upon a fundamental change or repay our convertible senior notes in cash at their maturity, including our ability to raise the funds necessary to settle conversions of our convertible senior notes, repurchase our convertible senior notes upon a fundamental change or repay our convertible senior notes in cash at their maturity; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by our subsequent Quarterly Reports on Form 10-Q.
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
On July 1, 2021, we completed our acquisition of Wandera, a leader in zero trust cloud security and access for mobile devices, extending our leadership in Apple Enterprise Management. The acquisition uniquely positions us to help IT and security teams protect devices, data and applications while extending the intended Apple experience through the most robust and scalable Apple Enterprise Management platform in the market. We initially financed the acquisition with a combination of cash on hand and borrowings under the New Term Loan Facility that were repaid in September 2021 with the proceeds from the 2026 Notes. See “Note 4 — Acquisitions” and “Note 7 — Debt” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the acquisition and debt financing.
Response to COVID-19
With social distancing measures having been implemented to curtail the spread of COVID-19, we enacted a robust business continuity plan, including a global work-from-home policy for all of our employees. As conditions continue to fluctuate around the world, with vaccine administration rising in certain regions and continued uncertainty with respect to variants (such as the Delta variant), governments and organizations have responded by adjusting their restrictions and guidelines accordingly. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. As we have gradually reopened our offices, we carefully assess, and reassess, safe working conditions on a case-by-case basis to ensure that we implement appropriate protective measures, such as capacity restrictions, based on local government and health organization guidance. We believe that we have the opportunity to be a leader in a new approach to work, which is rooted in a flexible and hybrid model enabled by a digital-first mindset that puts employee choice, health, and safety first. We believe our internal cloud-first technology platforms have allowed for a seamless transition to a hybrid working environment without any material impacts to our business, highlighting the resilience of our business model. Our product portfolio and platform has enabled our commercial customers to continue with their efforts to work in a hybrid environment, our K-12 and higher-education customers to deliver distance learning and our health-care customers to provide quality care via a telehealth model, a solution that was conceptualized and released during the current pandemic. We believe that a business like ours is well-suited to navigate the shift to hybrid work environments, while the underlying demand for our core products remains relatively unchanged.
Although to date we have not suffered an adverse effect from the COVID-19 pandemic, the extent to which the COVID-19 pandemic ultimately affects our business continues to depend on future developments in the United States and around the world, which are highly uncertain and cannot be predicted, including new information which may emerge concerning virus variants and the actions required to contain and treat the virus, vaccine effectiveness, macro-economic effects, such as supply and labor shortages and inflationary pressures. Although the ultimate impact of the COVID-19 pandemic on our business and financial results remains uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, operating results and financial condition. See “Risk Factors — Risks Associated with Our Business, Operations and Industry — The COVID-19 pandemic could materially adversely affect our business, operating results, financial condition and prospects” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for more information.
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
The number of devices was 25.0 million and 18.6 million as of September 30, 2021 and 2020, respectively, representing a 34% year-over-year growth rate. The increase in number of devices reflects growth across industries, products and geographies, as well as the Wandera acquisition in the third quarter of 2021.
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
Our ARR was $384.8 million and $261.5 million as of September 30, 2021 and 2020, respectively, which is an increase of 47% year-over-year. The growth in our ARR is primarily driven by our high device expansion rates, our new logo acquisition and the upselling and cross selling of products into our installed base.
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
Our dollar-based net retention rates were 119% and 117% for the trailing twelve months ended September 30, 2021 and 2020, respectively. Our dollar-based net retention rates are based on our Jamf legacy business and do not include Wandera since they have not been a part of our business for the full trailing twelve months. Our high dollar-based net retention rates are primarily attributable to an expansion of devices and our ability to cross-sell our new solutions to our installed base, particularly Jamf Connect and Jamf Protect.
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
Non-GAAP Gross Profit
Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin are supplemental measures of operating performance that are not prepared in accordance with GAAP and that do not represent, and should not be considered as, alternatives to gross profit or gross profit margin, as determined in accordance with GAAP. We define Non-GAAP Gross Profit as gross profit, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense and payroll taxes related to stock-based compensation. We define Non-GAAP Gross Profit Margin as Non-GAAP Gross Profit as a percentage of total revenue.
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
A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
Gross profit	$69,151	$55,390	$199,518	$149,064
Amortization expense	5,198	2,679	10,835	8,034
Stock-based compensation	1,945	376	2,765	452
Acquisition-related expense	17	—	17	—
Payroll taxes related to stock-based compensation	134	—	134	—
Non-GAAP Gross Profit	$76,445	$58,445	$213,269	$157,550
Non-GAAP Gross Profit Margin	80%	83%	81%	82%
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Non-GAAP Operating Income
Non-GAAP Operating Income and Non-GAAP Operating Income Margin are supplemental measures of operating performance that are not prepared in accordance with GAAP and that do not represent, and should not be considered as, alternatives to operating loss or operating loss margin, as determined in accordance with GAAP. We define Non-GAAP Operating Income as operating loss, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, acquisition-related earnout, costs associated with our secondary offerings, payroll taxes related to stock-based compensation and legal reserve. In the first quarter of 2021, we began excluding payroll taxes related to stock-based compensation from our non-GAAP measures as these expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise. As a result, these taxes may vary in any particular period independent of the financial and operating performance of our business. Payroll taxes related to stock-based compensation were not material prior to the first quarter of 2021. We define Non-GAAP Operating Income Margin as Non-GAAP Operating Income as a percentage of total revenue.
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
A reconciliation of Non-GAAP Operating Income to operating loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
Operating loss	$(29,874)	$(618)	$(50,122)	$(4,367)
Amortization expense	12,223	8,312	29,110	24,975
Stock-based compensation	15,836	2,328	22,774	3,903
Acquisition-related expense	2,459	1,092	4,784	4,328
Acquisition-related earnout	600	600	4,837	(3,100)
Offering costs	—	—	594	—
Payroll taxes related to stock-based compensation	726	—	1,342	—
Legal reserve	—	—	4,200	—
Non-GAAP Operating Income	$1,970	$11,714	$17,519	$25,739
Non-GAAP Operating Income Margin	2%	17%	7%	13%
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Non-GAAP Net Income
Non-GAAP Net Income is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net loss, as determined in accordance with GAAP. We define Non-GAAP Net Income as net loss, adjusted for amortization expense, stock-based compensation expense, foreign currency transaction loss, loss on extinguishment of debt, amortization of debt issuance costs, acquisition-related expense, acquisition-related earnout, costs associated with our secondary offerings, payroll taxes related to stock-based compensation, legal reserve, discrete tax items and benefit for income taxes.
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

A reconciliation of Non-GAAP Net Income to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
Net loss	$(30,383)	$(5,388)	$(51,439)	$(15,718)
Amortization expense	12,223	8,312	29,110	24,975
Stock-based compensation	15,836	2,328	22,774	3,903
Foreign currency transaction loss	269	154	795	471
Loss on extinguishment of debt	449	5,213	449	5,213
Amortization of debt issuance costs	324	—	324	—
Acquisition-related expense	2,459	1,092	4,784	4,328
Acquisition-related earnout	600	600	4,837	(3,100)
Offering costs	—	—	594	—
Payroll taxes related to stock-based compensation	726	—	1,342	—
Legal reserve	—	—	4,200	—
Discrete tax items	(13)	(1,389)	(64)	(1,666)
Benefit for income taxes(2)	(1,525)	(2,642)	(1,525)	(6,470)
Non-GAAP Net Income	$965	$8,280	$16,181	$11,936
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(2) For the three and nine months ended September 30, 2021, our annual effective tax rate was materially different from our statutory rate due to changes in the domestic valuation allowance. Therefore, we used a tax rate of 4.7% for the third quarter which reflects the annual effective tax rate catchup for the first and second quarters due to the Wandera acquisition resulting in a tax rate of 2.2% for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the related tax effects of the adjustments to Non-GAAP Net Income were calculated using the respective statutory tax rate for applicable jurisdictions, which was not materially different from our annual effective tax rate for full year 2020 of approximately 25%.
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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
Net loss	$(30,383)	$(5,388)	$(51,439)	$(15,718)
Interest expense, net	1,386	1,207	1,608	10,675
Benefit for income taxes	(1,595)	(1,804)	(1,535)	(4,917)
Depreciation expense	1,488	1,150	4,139	3,657
Amortization expense	12,223	8,312	29,110	24,975
Stock-based compensation	15,836	2,328	22,774	3,903
Foreign currency transaction loss	269	154	795	471
Loss on extinguishment of debt	449	5,213	449	5,213
Acquisition-related expense	2,459	1,092	4,784	4,328
Acquisition-related earnout	600	600	4,837	(3,100)
Offering costs	—	—	594	—
Payroll taxes related to stock-based compensation	726	—	1,342	—
Legal reserve	—	—	4,200	—
Adjusted EBITDA	$3,458	$12,864	$21,658	$29,487
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
Subscription. Subscription revenue consists of sales of SaaS subscriptions and support and maintenance contracts. We sell our software solutions primarily with a one-year contract term. We typically invoice SaaS subscription fees and support and maintenance fees annually in advance and recognize revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. In the fourth quarter of 2020, we reclassified the license portion of on-premise subscription revenue from license revenue to subscription revenue in the consolidated statements of operations on a retroactive basis. See additional information in “Note 1 — Basis of Presentation and Description of Business” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The license portion of on-premise subscription revenue is recognized upfront, assuming all revenue recognition criteria are satisfied. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information. In addition, beginning in the third quarter 2021, we have updated how we deliver our Jamf Connect product resulting in a change in revenue recognition, with less revenue recognized upfront as on-premise subscription revenue. This revenue will now be recognized ratably over the term of the subscription, in line with the majority of our revenue. We expect subscription revenue to increase over time as we expand our customer base because sales to new customers are expected to be primarily SaaS subscriptions.
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
Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation costs, sales commissions, costs of general marketing and promotional activities, travel-related expenses and allocated overhead. Sales commissions as well as associated payroll taxes and retirement plan contributions that are incremental to the acquisition of customer contracts are deferred and amortized over the period of benefit, which is estimated to be generally 5 years. We expect our sales and marketing expenses to increase on an absolute dollar basis as we expand our sales personnel and marketing efforts. Sales commissions as well as associated payroll taxes and retirement plan contributions (together, contract costs) that are incremental to the acquisition of customer contracts are capitalized
Research and development. Research and development expenses consist primarily of personnel costs and allocated overhead. We will continue to invest in innovation so that we can offer our customers new solutions and enhance our existing solutions. See “Business — Research and Development” in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information. We expect such investment to increase on an absolute dollar basis as our business grows.
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
Amortization. Amortization expense consists of amortization of acquired intangible assets.
Interest Expense, Net
Interest expense, net primarily consists of interest charges on our outstanding debt and amortization of capitalized debt issuance costs, as well as interest income earned on our cash and cash equivalents. In the third quarter of 2021, we reclassified the unused commitment fee on our line of credit from general and administrative expenses to interest expense, net on a prospective basis. The impact to prior period financial statements was not material.

Loss on Extinguishment of Debt
Upon closing of the IPO, we repaid $205.0 million of the principal amount of the Prior Term Loan Facility and recorded a loss on extinguishment of debt of $5.2 million for the prepayment penalty and write off of debt issuance costs. In the third quarter of 2021, we repaid the principal amount of the New Term Loan Facility and recorded debt extinguishment costs of $0.4 million for the write-off of remaining debt issuance costs.
Foreign Currency Transaction Gain (Loss)
Foreign currency transaction gains (losses) includes gains and losses from transactions denominated in a currency other than the Company’s functional currency.
Income Tax (Provision) Benefit
Income tax (provision) benefit consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.
Other Income
Other income consists primarily of sublease rental income. The sublease was terminated in the second quarter of 2020.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
		(As Revised)		(As Revised)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription	$90,700	$65,634	$245,900	$178,438
Services	4,083	3,897	12,015	10,616
License	838	1,017	4,671	3,811
Total revenue	95,621	70,548	262,586	192,865
Cost of revenue:
Cost of subscription(2)(3)(4)(5) (exclusive of amortization expense shown below)	18,317	10,032	44,206	28,020
Cost of services(2)(3)(4) (exclusive of amortization expense shown below)	2,955	2,447	8,027	7,747
Amortization expense	5,198	2,679	10,835	8,034
Total cost of revenue	26,470	15,158	63,068	43,801
Gross profit	69,151	55,390	199,518	149,064
Operating expenses:
Sales and marketing(2)(3)(4)(5)	40,856	23,773	103,640	67,558
Research and development(2)(3)(4)(5)	25,608	12,757	58,437	37,344
General and administrative(2)(3)(4)(5)	25,536	13,845	69,288	31,588
Amortization expense	7,025	5,633	18,275	16,941
Total operating expenses	99,025	56,008	249,640	153,431
Loss from operations	(29,874)	(618)	(50,122)	(4,367)
Interest expense, net	(1,386)	(1,207)	(1,608)	(10,675)
Loss on extinguishment of debt	(449)	(5,213)	(449)	(5,213)
Foreign currency transaction loss	(269)	(154)	(795)	(471)
Other income, net	—	—	—	91
Loss before income tax benefit	(31,978)	(7,192)	(52,974)	(20,635)
Income tax benefit	1,595	1,804	1,535	4,917
Net loss	$(30,383)	$(5,388)	$(51,439)	$(15,718)
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(2) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue:
Subscription	$1,716	$314	$2,384	$390
Services	229	62	381	62
Sales and marketing	4,833	675	6,763	897
Research and development	5,145	523	7,076	821
General and administrative	3,913	754	6,170	1,733
	$15,836	$2,328	$22,774	$3,903

(3) Includes payroll taxes related to stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue:
Subscription	$112	$—	$112	$—
Services	22	—	22	—
Sales and marketing	270	—	416	—
Research and development	174	—	291	—
General and administrative	148	—	501	—
	$726	$—	$1,342	$—
(4) Includes depreciation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(As Revised)		(As Revised)
	(in thousands)
Cost of revenue:
Subscription	$302	$236	$814	$736
Services	43	49	124	156
Sales and marketing	608	454	1,706	1,452
Research and development	341	271	923	865
General and administrative	194	142	572	448
	$1,488	$1,152	$4,139	$3,657
(5) Includes acquisition-related expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue:
Subscription	$17	$—	$17	$—
Sales and marketing	34	—	34	—
Research and development	549	—	590	—
General and administrative	1,859	1,092	4,143	4,328
	$2,459	$1,092	$4,784	$4,328
General and administrative also includes acquisition-related earnout of $0.6 million for both the three months ended September 30, 2021 and 2020 and $4.8 million and $(3.1) million for the nine months ended September 30, 2021 and 2020, respectively. The acquisition-related earnout was an expense for the nine months ended September 30, 2021 compared to a benefit for the prior year period reflecting the change in fair value of the Digita acquisition contingent liability due to growth in sales of our Jamf Protect product. General and administrative also includes legal reserve of $4.2 million for the nine months ended September 30, 2021.

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
		(As Revised)		(As Revised)
	(as a percentage of total revenue)
Consolidated Statement of Operations Data:
Revenue:
Subscription	95%	93%	94%	93%
Services	4	6	4	5
License	1	1	2	2
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	19	14	17	15
Cost of services (exclusive of amortization expense shown below)	3	3	3	4
Amortization expense	6	4	4	4
Total cost of revenue	28	21	24	23
Gross profit	72	79	76	77
Operating expenses:
Sales and marketing	43	34	40	35
Research and development	27	18	22	19
General and administrative	26	20	26	16
Amortization expense	7	8	7	9
Total operating expenses	103	80	95	79
Loss from operations	(31)	(1)	(19)	(2)
Interest expense, net	(1)	(2)	(1)	(6)
Loss on extinguishment of debt	(1)	(7)	—	(3)
Foreign currency transaction loss	—	—	—	—
Other income, net	—	—	—	—
Loss before income tax benefit	(33)	(10)	(20)	(11)
Income tax benefit	1	2	—	3
Net loss	(32)%	(8)%	(20)%	(8)%
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020 (1)	$	%	2021	2020 (1)	$	%
	(in thousands, except percentages)
SaaS subscription and support and maintenance	$83,775	$57,785	$25,990	45%	$222,672	$160,279	$62,393	39%
On‑premise subscription	6,925	7,849	(924)	(12)	23,228	18,159	5,069	28
Subscription revenue	90,700	65,634	25,066	38	245,900	178,438	67,462	38
Professional services	4,083	3,897	186	5	12,015	10,616	1,399	13
Perpetual licenses	838	1,017	(179)	(18)	4,671	3,811	860	23
Non-subscription revenue	4,921	4,914	7	—	16,686	14,427	2,259	16
Total revenue	$95,621	$70,548	$25,073	36%	$262,586	$192,865	$69,721	36%
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Total revenue increased by $25.1 million, or 36%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Overall revenue increased as a result of higher subscription revenue and services revenue. Subscription revenue accounted for 95% of total revenue for the three months ended September 30, 2021 compared to 93% for the three months ended September 30, 2020. The increase in subscription revenue was driven by device expansion, the addition of new customers and cross-selling, as well as approximately $5.1 million from Wandera revenue in the third quarter of 2021. This increase was partially offset by the impact to subscription revenue from a change in revenue recognition related to our Jamf Connect product resulting from updates to how we deliver the product. See additional information regarding this change in the Components of Results of Operations section.
Total revenue increased by $69.7 million, or 36%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Overall revenue increased as a result of higher subscription revenue, services revenue and license revenue. Subscription revenue accounted for 94% of total revenue for the nine months ended September 30, 2021 compared to 93% for the nine months ended September 30, 2020. The increase in subscription revenue was driven by device expansion, the addition of new customers and cross-selling, as well as approximately $5.1 million from Wandera revenue in the third quarter of 2021, partially offset by the impact from a change in revenue recognition related to our Jamf Connect product resulting from updates to how we deliver the product. Services revenue increased as a result of higher revenue from training courses, which was impacted by COVID-19 in the prior year period. License revenue increased reflecting additional licenses compared to the prior year period, which was impacted by COVID-19.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020 (1)	$	%	2021	2020 (1)	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$18,317	$10,032	$8,285	83%	$44,206	$28,020	$16,186	58%
Cost of services (exclusive of amortization expense show below)	2,955	2,447	508	21	8,027	7,747	280	4
Amortization expense	5,198	2,679	2,519	94	10,835	8,034	2,801	35
Total cost of revenue	$26,470	$15,158	$11,312	75%	$63,068	$43,801	$19,267	44%
Gross margin	72%	79%			76%	77%
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Cost of revenue increased by $11.3 million, or 75%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 driven by higher cost of subscription revenue and amortization expense. Cost of subscription revenue increased $8.3 million, or 83%, primarily due to an increase of $2.9 million in employee compensation costs related to higher headcount to support the growth in our subscription customer base and the Wandera acquisition, an increase of $3.3 million in third party hosting fees due to increased capacity to support our growth and the Wandera acquisition, an increase of $0.4 million in computer hardware and software costs to support the growth of the business and a $1.5 million increase in stock-based compensation expense and related payroll taxes. Cost of services revenue increased $0.5 million, or 21%, as a result of higher services revenue and a $0.2 million increase in stock-based compensation expense and related payroll taxes. Amortization expense increased $2.5 million, or 94%, primarily reflecting the increase in intangible assets due to the Wandera acquisition.
Cost of revenue increased by $19.3 million, or 44%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 driven by higher cost of subscription revenue and amortization expense. Cost of subscription revenue increased $16.2 million, or 58%, primarily due to an increase of $6.1 million in employee compensation costs related to higher headcount to support the growth in our subscription customer base and the Wandera acquisition, an increase of $6.9 million in third party hosting fees due to increased capacity to support our growth and the Wandera acquisition, an increase of $0.7 million in computer hardware and software costs to support the growth of the business and a $2.1 million increase in stock-based compensation expense and related payroll taxes. Amortization expense increased $2.8 million, or 35%, primarily reflecting the increase in intangible assets due to the Wandera acquisition.
Total gross margin was 72% and 79% for the three months ended September 30, 2021 and 2020, respectively. The decline in total gross margin was due to the increase in total cost of revenue described above as well as an impact to revenue due to a change in revenue recognition related to our Jamf Connect product resulting from updates to how we deliver the product. Total gross margin was 76% and 77% for the nine months ended September 30, 2021 and 2020, respectively.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020 (1)	$	%	2021	2020 (1)	$	%
	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$40,856	$23,773	$17,083	72%	$103,640	$67,558	$36,082	53%
Research and development	25,608	12,757	12,851	NM	58,437	37,344	21,093	56
General and administrative	25,536	13,845	11,691	84	69,288	31,588	37,700	NM
Amortization expense	7,025	5,633	1,392	25	18,275	16,941	1,334	8
Operating expenses	$99,025	$56,008	$43,017	77%	$249,640	$153,431	$96,209	63%
NM Not Meaningful.
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Sales and Marketing. Sales and marketing expenses increased by $17.1 million or 72%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an increase of $10.0 million in employee compensation costs driven by higher headcount due to growth in the business and the Wandera acquisition, an increase of $1.1 million in computer hardware and software costs to support the growth of the business, a $4.4 million increase in stock-based compensation expense and related payroll taxes, a $0.4 million increase in marketing costs, a $0.3 million increase in travel-related expenses and a $0.4 million increase in facilities expense.
Sales and marketing expenses increased by $36.1 million, or 53%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase of $22.6 million in employee compensation costs driven by higher headcount due to growth in the business and the Wandera acquisition, a $3.4 million increase in marketing costs, an increase of $2.4 million in computer hardware and software costs to support the growth of the business, a $6.3 million increase in stock-based compensation expense and related payroll taxes and a $0.9 million increase in facilities expense, partially offset by a $0.7 million decrease in travel-related expenses reflecting less travel due to COVID-19. Marketing costs increased primarily due to increases in demand generation programs, advertising, and brand awareness campaigns focused on new customer acquisition.
Research and Development. Research and development expenses increased by $12.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an increase of $5.9 million in employee compensation costs driven by higher headcount due to growth in the business and the Wandera acquisition, an increase of $0.6 million in outside services, an increase of $0.6 million in computer hardware and software costs to support the growth of the business, a $0.5 million increase in acquisition-related expenses and a $4.8 million increase in stock-based compensation expense and related payroll taxes.

Research and development expenses increased by $21.1 million, or 56%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase of $10.9 million in employee compensation costs driven by higher headcount due to growth in the business and the Wandera acquisition, an increase of $2.1 million in outside services, an increase of $1.2 million in computer hardware and software costs to support the growth of the business, a $0.6 million increase in acquisition-related expenses and a $6.5 million increase in stock-based compensation expense and related payroll taxes.
General and Administrative. General and administrative expenses increased by $11.7 million, or 84%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $5.0 million in employee compensation costs driven by higher headcount to support our continued growth and the Wandera acquisition, an increase of $0.8 million in computer hardware and software costs to support the growth of the business, a $3.3 million increase in stock-based compensation expense and related payroll taxes and a $0.8 million increase in acquisition-related expenses.
General and administrative expenses increased by $37.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of $10.6 million in employee compensation costs driven by higher headcount to support our continued growth and the Wandera acquisition, $3.9 million in additional expenses as a result of operating as a public company, an increase of $2.4 million in computer hardware and software costs to support the growth of the business, a $4.9 million increase in stock-based compensation expense and related payroll taxes, an increase of $0.6 million related to offering costs, an increase of $4.2 million for a legal reserve and a $7.9 million increase in acquisition-related earnout.
Amortization Expense. Amortization expense increased by $1.4 million, or 25%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily reflecting the increase in intangible assets due to the Wandera acquisition.
Amortization expense increased by $1.3 million, or 8%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily reflecting the increase in intangible assets due to the Wandera acquisition.
Interest Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Interest expense, net	$1,386	$1,207	$179	15%	$1,608	$10,675	$(9,067)	(85)%
Interest expense, net increased by $0.2 million, or 15%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to borrowings under the New Term Loan Facility and interest charges on the 2026 Notes..
Interest expense, net decreased by $9.1 million, or 85%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 reflecting the repayment of the Prior Term Loan Facility in the third quarter of 2020.
Loss on Extinguishment of Debt

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$449	$5,213	$(4,764)	(91)%	$449	$5,213	$(4,764)	(91)%
Loss on extinguishment of debt of $0.4 million for the three and nine months ended September 30, 2021 consists of the write off of debt issuance costs upon the early repayment of the New Term Loan Facility. Loss on extinguishment of debt of $5.2 million for the three and nine months ended September 30, 2020 consists of a prepayment penalty of $2.0 million and write off of debt issuance costs of $3.2 million in connection with the early repayment of the Prior Term Loan Facility.

Foreign Currency Transaction Loss

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Foreign currency transaction loss	$269	$154	$115	75%	$795	$471	$324	69%
Foreign currency transaction loss increased by $0.1 million, or 75%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Foreign currency transaction loss increased by $0.3 million, or 69%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Other income, net	$—	$—	$—	—%	$—	$91	$(91)	(100)%
The decrease in Other income, net for the nine months ended September 30, 2021 was due to the termination of our sublease in the second quarter of 2020.
Income Tax Benefit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020 (1)	$	%	2021	2020 (1)	$	%
	(in thousands, except percentages)
Income tax benefit	$1,595	$1,804	$(209)	(12)%	$1,535	$4,917	$(3,382)	(69)%
(1) Certain prior period amounts have been revised to correct immaterial errors. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Income tax benefit was $1.6 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively. The effective tax rates for the three months ended September 30, 2021 and 2020 were 5.0% and 25.1%, respectively. The effective tax rate for the three months ended September 30, 2021 was lower than the prior year period due to the application of Section 162(m) of the Internal Revenue Code, stock option activity and the domestic valuation allowance.
Income tax benefit was $1.5 million and $4.9 million for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rates for the nine months ended September 30, 2021 and 2020 were 2.9% and 23.8%, respectively. The effective tax rate for the nine months ended September 30, 2021 was lower than the prior year period due to the application of Section 162(m) of the Internal Revenue Code, stock option activity and the domestic valuation allowance. The effective tax rate for the nine months ended September 30, 2021 was impacted by $0.1 million of discrete income tax benefit. The Company’s annual effective tax rates for the nine months ended September 30, 2021 and 2020 were 2.8% and 21.1%, respectively.

Liquidity and Capital Resources
General
As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $227.1 million, which were held for for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions, as well as the available balance of our Revolving Credit Facility, described in Note 7 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our cash equivalents are comprised of money market funds and/or U.S. Treasuries with original or remaining maturities at the time of purchase of three months or less. Our positive cash flows from operations enable us to make continued investments in supporting the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future.
We believe our cash and cash equivalents, our Revolving Credit Facility and cash provided by sales of our software solutions and services will be sufficient to meet our working capital and capital expenditure needs as well as our debt service requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may use cash to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.
A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2021, we had deferred revenue of $270.4 million, of which $211.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
On July 1, 2021, we completed our acquisition of Wandera for total consideration of $409.3 million. The total consideration consists of an initial payment of $359.3 million at close and deferred consideration of $50.0 million to be paid in $25.0 million increments on October 1, 2021 and December 15, 2021. We initially financed the acquisition with cash on hand and proceeds from the Company’s $250.0 million New Term Loan Facility. On July 1, 2021, we entered into the Credit Agreement Amendment, which amended our existing Credit Agreement. The Credit Agreement Amendment provided for a new 364-day New Term Loan Facility in an aggregate principal amount of $250.0 million on substantially the same terms and conditions as our existing Credit Agreement. The Company repaid the principal amount of the New Term Loan Facility on September 23, 2021 with proceeds from the issuance and sale of the 2026 Notes. As of September 30, 2021, there are no amounts outstanding under the Credit Agreement, other than $1.0 million in outstanding letters of credit.
On September 17, 2021, we completed our private offering of the 2026 Notes and received net proceeds of approximately $361.4 million after deducting the initial purchasers’ discounts and commissions and the offering expenses paid by us. The 2026 Notes bear interest at a rate of 0.125% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2022. We used (i) approximately $250.0 million of the net proceeds from this offering to repay the Company’s New Term Loan Facility and to pay any associated prepayment penalties and accrued and unpaid interest to the date of repayment and (ii) approximately $36.0 million of the net proceeds from this offering to fund the cost of entering into the Capped Calls, and will use the remainder of the net proceeds for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2021	2020 (1)
		(As Revised)
	(in thousands)
Net cash provided by operating activities	$64,827	$33,099
Net cash used in investing activities	(359,937)	(1,836)
Net cash provided by financing activities	328,905	113,819
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(865)	—
Net increase in cash, cash equivalents and restricted cash	32,930	145,082
Cash, cash equivalents and restricted cash, beginning of period	194,868	32,375
Cash, cash equivalents and restricted cash, end of period	$227,798	$177,457
Cash paid for interest	$944	$12,647
Cash paid for purchases of equipment and leasehold improvements	7,261	1,836
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
For the nine months ended September 30, 2021, net cash provided by operating activities was $64.8 million reflecting our net loss of $51.4 million, adjusted for non-cash charges of $73.2 million and net cash inflows of $43.1 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, non-cash lease expense, share-based compensation and a $4.8 million adjustment to contingent consideration. The primary drivers of net cash inflows from changes in operating assets and liabilities included an increase of $59.5 million in deferred revenue due to growth in subscription revenues, an increase of $6.7 million in accounts payable and accrued liabilities due to growth of the business and a decrease in trade accounts receivable of $3.2 million due to timing of cash receipts from our customers and higher collections. These changes were partially offset by an increase of $18.1 million in deferred contract costs due to an increase in capitalized costs and an increase of $8.1 million in prepaid expenses and other assets.
For the nine months ended September 30, 2020, net cash provided by operating activities was $33.1 million reflecting our net loss of $15.7 million, adjusted for non-cash charges of $36.3 million and net cash inflows of $12.5 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, amortization of debt issuance costs, provision for bad debt expense and returns, loss on extinguishment of debt and share-based compensation, partially offset by deferred taxes and a $3.1 million benefit related to an adjustment to our Digita earnout. The primary drivers of net cash inflows from changes in operating assets and liabilities included a $47.2 million increase in deferred revenue and a $3.2 million increase in other liabilities. These changes were partially offset by an increase in trade accounts receivable of $18.3 million, an increase in deferred contract costs of $14.0 million, an increase in prepaid expenses and other assets of $4.2 million and a decrease in accounts payable and accrued liabilities of $1.2 million.

Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities was $359.9 million driven by the acquisition of Wandera, the acquisition of cmdReporter and purchases of equipment and leasehold improvements for updates to office space and hardware and software.
During the nine months ended September 30, 2020, net cash used in investing activities was $1.8 million due to purchases of equipment and leasehold improvements to support our higher headcount with additional office space and hardware and software.
Financing Activities
Net cash provided by financing activities of $328.9 million during the nine months ended September 30, 2021 was primarily due to proceeds from the issuance and sale of the 2026 Notes and from the exercise of stock options, partially offset by cash paid for the purchase of the Capped Calls, debt issuance costs and contingent consideration.
Net cash provided by financing activities of $113.8 million during the nine months ended September 30, 2020 was due to proceeds of approximately $326.3 million from the IPO after deducting underwriting discounts and commissions and $2.2 million of proceeds from the private placement, partially offset by the repayment of $205.0 million principal amount of our Prior Term Loan Facility, the payment of debt extinguishment costs of $2.1 million, the payment of offering costs of $6.6 million and the payment of debt issuance costs of $1.3 million related to the Credit Agreement.
Contractual Obligations and Commitments
As of September 30, 2021, our principal commitments consist of obligations under operating leases for office space, noncancelable minimum annual commitments with AWS for hosting services and other vendors for support software, and our convertible senior notes. In “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, we disclosed our total contractual obligations as of December 31, 2020. Except for our obligations under our convertible senior notes as disclosed in Note 7 of the notes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries except for Wandera Ltd. and its subsidiaries is the U.S. dollar. The functional currency of Wandera is the British Pound (“GBP”). Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., United Kingdom, Czech Republic, Poland, and the Netherlands. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and nine months ended September 30, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated results of operations and cash flows.
Impact of Inflation
While inflation may impact our net revenue and costs of revenue, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness described below. Notwithstanding such material weakness in internal control over financial reporting, our principal executive officer and principal financial officer have concluded that our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Our management is committed to remediating this material weakness and has identified and started implementing several steps to enhance our internal controls and commissions processes. Our steering committee, anchored by the Chief Financial Officer and Chief Operating Officer, has hired a third-party consultant to help us standardize and automate our commissions processes. The third-party consultant has provided preliminary recommendations to standardize and automate our commission processes. Our steering committee, working with the third-party consultant, determines the implementation plan for these recommendations. Therefore, the remediation efforts are still in process and have not yet been completed. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate this material weakness. The material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until the weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth in Note 8 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
This quarterly report should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by our subsequent Quarterly Reports on Form 10-Q. Except for the risk factors set forth below that are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the risk factors disclosed in Part II, Item 1A “Risk Factors” in our subsequent Quarterly Reports on Form 10-Q .
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
Our management is committed to remediating this material weakness and has identified and started implementing several steps to enhance our internal controls and commissions processes. Our steering committee, anchored by the Chief Financial Officer and Chief Operating Officer, has hired a third-party consultant to help us standardize and automate our commissions processes. The third-party consultant has provided preliminary recommendations to standardize and automate our commission processes. Our steering committee, working with the third-party consultant, determines the implementation plan for these recommendations. Therefore, the remediation efforts are still in process and have not yet been completed. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate this material weakness. The material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until the weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our share price.

Our indebtedness could adversely affect our business and growth prospects.
As of September 30, 2021, we had total current and long-term indebtedness of $374.8 million, including (i) $373.8 million outstanding aggregate principal amount of 2026 Notes, (ii) no borrowings outstanding under our Revolving Credit Facility and (iii) $1.0 million of outstanding letters of credit outstanding under our Revolving Credit Facility. In addition, as of September 30, 2021, we had $149.0 million of additional borrowing capacity under our Revolving Credit Facility. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
Our existing and future indebtedness, the cash flow needed to satisfy such indebtedness and the covenants governing such indebtedness, could have important consequences, including:
•limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;
•limiting our ability to incur additional indebtedness;
•limiting our ability to capitalize on significant business opportunities;
•making us more vulnerable to rising interest rates; and
•making us more vulnerable in the event of a downturn in our business.
Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations. Further, our existing debt agreements contain customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.
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

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.
Despite our current consolidated debt levels, we may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the 2026 Notes Indenture from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the 2026 Notes Indenture that could have the effect of diminishing our ability to make payments on our debt, including the 2026 Notes, when due. The Credit Agreement restricts our ability to incur certain additional indebtedness, including secured indebtedness, but if the Credit Agreement matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.
We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes in cash or to repurchase the 2026 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2026 Notes.
Holders of the 2026 Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their 2026 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, as provided in the 2026 Notes Indenture. In addition, upon conversion of the 2026 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2026 Notes being converted as provided in the 2026 Notes Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2026 Notes surrendered therefor or pay cash with respect to 2026 Notes being converted. In addition, our ability to repurchase the 2026 Notes or to pay cash upon conversions of the 2026 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2026 Notes at a time when the repurchase is required by the 2026 Notes Indenture or to pay any cash payable on future conversions of the 2026 Notes as required by the 2026 Notes Indenture would constitute a default under the 2026 Notes Indenture. A default under the 2026 Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2026 Notes or make cash payments upon conversions thereof.
The Credit Agreement limits the subsidiary guarantor’s ability to pay any cash amount upon the conversion or repurchase of the 2026 Notes.
The 2026 Notes are guaranteed by JAMF Software, LLC (in such capacity, the “subsidiary guarantor”). The Credit Agreement prohibits (subject to the availability of other negative covenant exceptions) the subsidiary guarantor from making cash payments in respect of the 2026 Notes (or cash distributions which could be utilized to make cash payments in respect of the 2026 Notes) if an event of default exists under that facility or if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), the subsidiary guarantor would not be in pro forma compliance with our financial covenants under that facility and/or would not satisfy the 6.00 to 1.00 total net leverage governor permitting unlimited restricted payments and restricted debt payments. Any new credit facility that we and/or the subsidiary guarantor may enter into may have similar restrictions. Our failure to make cash payments upon the conversion or repurchase of the 2026 Notes as required under the terms of the 2026 Notes would permit holders of the 2026 Notes to accelerate our obligations under the 2026 Notes.
The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2026 Notes is triggered, holders of such notes will be entitled to convert their 2026 Notes at any time during specified periods at their option, described in the 2026 Notes Indenture. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of the 2026 Notes may dilute the ownership interest of our shareholders or may otherwise depress the price of our common stock.
The conversion of some or all of the 2026 Notes may dilute the ownership interests of our shareholders. Upon conversion of the 2026 Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Notes may encourage short selling by market participants because the conversion of the 2026 Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Notes into shares of our common stock could depress the price of our common stock.
Changes in the accounting treatment for convertible debt securities that may be settled in cash, such as the 2026 Notes, could have a material effect on our reported financial results.
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-converted” method for calculating diluted earnings per share. Under the “if-converted” method, diluted earnings per share will generally be calculated assuming that all the 2026 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt security being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the “treasury stock” method prior to the adoption of ASU 2020-06 for such convertible debt security.
We early adopted ASU 2020-06, and as such we do not expect to bifurcate the liability and equity components of the 2026 Notes on our balance sheet and we expect to use the if-converted method of calculating diluted earnings per share. In order to qualify for the alternative treatment of calculating diluted earnings per share under the if-converted method, we would have to irrevocably fix the settlement method for conversions to combination settlement with a specified dollar amount of at least $1,000 per $1,000 principal amount of the 2026 Notes, which would impair our flexibility to settle conversions of notes, require us to settle conversions in cash in an amount at least equal to the principal amount of notes converted and could adversely affect our liquidity.
We cannot be sure whether other changes may be made to the current accounting standards related to the 2026 Notes, or otherwise, that could have a material effect on our reported financial results.
Certain provisions in the 2026 Notes Indenture may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the 2026 Notes Indenture may make it more difficult or expensive for a third party to acquire us. For example, the 2026 Notes Indenture will require us, except as provided in that indenture, to repurchase the 2026 Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the 2026 Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
We entered into certain hedging positions that may affect the value of the 2026 Notes and the volatility and value of our common stock.
In connection with the issuance of the 2026 Notes, we entered into certain hedging positions with certain financial institutions (the “option counterparties”). These hedging positions are expected generally to reduce potential dilution of our common stock on any conversion of the 2026 Notes or offset any cash payments we are required to make in excess of the principal amount of such converted 2026 Notes, as the case may be, with such reduction or offset subject to a cap.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock or purchasing or selling our common stock in secondary market transactions prior to the maturity of the 2026 Notes (and are likely to do so during any observation period related to a conversion of 2026 Notes or following any repurchase of 2026 Notes by us on any fundamental change repurchase event or otherwise). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the 2026 Notes. In addition, if any such hedging positions fail to become effective, the operation counterparties or their respective affiliates may unwind their hedge positions, which could adversely affect the value of our common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On September 17, 2021, we completed our private offering of $373.8 million aggregate principal amount of 2026 Notes. We offered and sold the 2026 Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The 2026 Notes are convertible into shares of our common stock on the terms set forth in the 2026 Notes Indenture. To the extent that any shares of our common stock are issued upon conversion of the 2026 Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof because no commission or other remuneration is expected to be paid in connection with conversion of the 2026 Notes and any resulting issuance of shares of our common stock. Additional information relating to the issuance of the 2026 Notes can be found under “Convertible Senior Notes” in Note 7 of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2021.
We did not purchase any shares of our common stock during the quarter ended September 30, 2021.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

4.1
Indenture, dated September 17, 2021, among Jamf Holding Corp., JAMF Software, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2021).

4.2	Form of 0.125% Convertible Senior Note due 2026 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 20, 2021).

10.1
Incremental Facility Amendment No. 1, dated as of July 1, 2021, by and among JAMF Holdings, Inc., as borrower, Juno Intermediate, Inc., as a guarantor, Juno Parent, LLC, as a guarantor, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 20, 2021).

10.2	Form of Capped Call Confirmation (incorporated by reference to our Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Jamf Holding Corp. (Registrant)

Date: November 12, 2021	By:	/s/ Ian Goodkind
Ian Goodkind
Chief Accounting Officer (Principal Accounting Officer)