Form 10-Q
period 2022-03-31
Jamf Holding Corp.
filed 2022-05-10
CIK 1721947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 29, 2022, the registrant had 119,828,395 shares of common stock, $0.001 par value, outstanding.

JAMF HOLDING CORP.

GLOSSARY
We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q. These terms are defined below. Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company,” “we,” “us,” or “our.”

Term	Definition
2017 Option Plan	2017 Stock Option Plan
2020 Credit Agreement	Credit agreement dated July 27, 2020, as amended, supplemented, or modified
2020 Plan	Jamf Holding Corp. Omnibus Incentive Plan
2020 Revolving Credit Facility	Revolving credit facility available under the 2020 Credit Agreement
2021 ESPP	Jamf Holding Corp. 2021 Employee Stock Purchase Plan
2021 Term Loan Facility	364-day term loan facility incurred under the Credit Agreement Amendment
2026 Notes	Convertible Senior Notes due 2026
ARR	Annual Recurring Revenue
AWS	Amazon Web Services
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASC 820	ASC Topic 820, Fair Value Measurement
ASC 850	ASC Topic 850, Related Party Disclosures
ASU	Accounting Standards Update
cmdSecurity	cmdSecurity Inc.
CODM	Chief operating decision maker
Credit Agreement Amendment	Incremental Facility Amendment No. 1 to the 2020 Credit Agreement, dated July 1, 2021
Current Period ARR	ARR from the same cohort of customers used to calculate Prior Period ARR as of the current period end
Digita	Digita Security LLC
FASB	Financial Accounting Standards Board
GAAP	U.S. generally accepted accounting principles
IPR&D	In-process research and development
JNGF	Jamf Nation Global Foundation
LTIP	Long-term incentive plan
Merger Agreement	Agreement and Plan of Merger, dated as of May 5, 2021 in connection with the acquisition of Wandera
Prior Period ARR	ARR from the cohort of all customers as of 12 months prior to period end
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
UK	United Kingdom
Vista	Vista Equity Partners, LLC and its affiliates
Wandera	Wandera, Inc.
ZTNA	Zero Trust Network Access

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements
JAMF HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$164,595	$177,150
Trade accounts receivable, net of allowances of $492 and $391 at March 31, 2022 and December 31, 2021, respectively	81,121	79,143
Income taxes receivable	287	608
Deferred contract costs	14,142	12,904
Prepaid expenses	19,616	17,581
Other current assets	4,318	4,212
Total current assets	284,079	291,598
Equipment and leasehold improvements, net	18,237	18,045
Goodwill	841,984	845,734
Other intangible assets, net	251,072	264,593
Deferred contract costs, non-current	31,793	29,842
Other assets	39,159	30,608
Total assets	$1,466,324	$1,480,420
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,808	$9,306
Accrued liabilities	45,558	54,022
Income taxes payable	376	167
Deferred revenues	234,389	223,031
Total current liabilities	289,131	286,526
Deferred revenues, non-current	58,110	59,097
Deferred tax liability, net	8,097	8,700
Convertible senior notes, net	362,648	362,031
Other liabilities	26,417	25,640
Total liabilities	744,403	741,994
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at March 31, 2022 and December 31, 2021; 119,659,455 and 119,426,064 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	119	119
Additional paid‑in capital	930,788	913,581
Accumulated other comprehensive loss	(15,949)	(7,866)
Accumulated deficit	(193,037)	(167,408)
Total stockholders’ equity	721,921	738,426
Total liabilities and stockholders’ equity	$1,466,324	$1,480,420
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription	$102,201	$74,482
Services	3,944	4,003
License	2,113	2,242
Total revenue	108,258	80,727
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	19,902	12,014
Cost of services (exclusive of amortization expense shown below)	3,107	2,465
Amortization expense	5,218	2,777
Total cost of revenue	28,227	17,256
Gross profit	80,031	63,471
Operating expenses:
Sales and marketing	46,325	30,167
Research and development	24,802	15,626
General and administrative	25,612	16,244
Amortization expense	7,029	5,627
Total operating expenses	103,768	67,664
Loss from operations	(23,737)	(4,193)
Interest expense, net	(859)	(55)
Foreign currency transaction loss	(781)	(218)
Loss before income tax provision	(25,377)	(4,466)
Income tax provision	(252)	(123)
Net loss	$(25,629)	$(4,589)
Net loss per share, basic and diluted	$(0.21)	$(0.04)
Weighted‑average shares used to compute net loss per share, basic and diluted	119,594,341	117,386,322
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(25,629)	$(4,589)
Other comprehensive loss:
Foreign currency translation adjustments	(8,083)	—
Total other comprehensive loss	(8,083)	—
Comprehensive loss	$(33,712)	$(4,589)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount

Three Months Ended March 31, 2022:

Balance, December 31, 2021	119,426,064	$119	$913,581	$(7,866)	$(167,408)	$738,426
Exercise of stock options	211,200	—	1,197	—	—	1,197
Vesting of restricted stock units	22,191	—	—	—	—	—
Share‑based compensation	—	—	16,010	—	—	16,010
Foreign currency translation adjustments	—	—	—	(8,083)	—	(8,083)
Net loss	—	—	—	—	(25,629)	(25,629)
Balance, March 31, 2022	119,659,455	$119	$930,788	$(15,949)	$(193,037)	$721,921

Three Months Ended March 31, 2021:

Balance, December 31, 2020	116,992,472	$117	$903,116	$—	$(92,219)	$811,014
Exercise of stock options	713,423	1	4,018	—	—	4,019
Share‑based compensation	—	—	2,832	—	—	2,832
Net loss	—	—	—	—	(4,589)	(4,589)
Balance, March 31, 2021	117,705,895	$118	$909,966	$—	$(96,808)	$813,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(25,629)	$(4,589)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization expense	13,893	9,784
Amortization of deferred contract costs	3,755	2,700
Amortization of debt issuance costs	679	69
Non-cash lease expense	1,291	1,267
Provision for credit losses and returns	128	159
Share‑based compensation	16,010	2,832
Deferred tax benefit	(468)	(613)
Adjustment to contingent consideration	88	300
Other	725	201
Changes in operating assets and liabilities:
Trade accounts receivable	(2,190)	(7,066)
Income tax receivable/payable	533	376
Prepaid expenses and other assets	(3,668)	(3,317)
Deferred contract costs	(6,952)	(5,065)
Accounts payable	(413)	(1,191)
Accrued liabilities	(11,250)	(7,683)
Deferred revenue	10,478	15,913
Other liabilities	—	(54)
Net cash (used in) provided by operating activities	(2,990)	4,023
Cash flows from investing activities
Acquisitions, net of cash acquired	(4,023)	(3,041)
Purchases of equipment and leasehold improvements	(1,964)	(3,290)
Proceeds from sale of equipment and leasehold improvements	8	12
Net cash used in investing activities	(5,979)	(6,319)
Cash flows from financing activities
Debt issuance costs	(50)	—
Cash paid for contingent consideration	(4,588)	—
Proceeds from the exercise of stock options	1,197	4,019
Net cash (used in) provided by financing activities	(3,441)	4,019
Effect of exchange rate changes on cash and cash equivalents	(145)	(401)
Net (decrease) increase in cash and cash equivalents	(12,555)	1,322
Cash and cash equivalents, beginning of period	177,150	194,868
Cash and cash equivalents, end of period	$164,595	$196,190

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$293	$3
Income taxes, net of refunds	192	351
Non-cash activities:
Operating lease assets obtained in exchange for operating lease liabilities	8,314	(19)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of presentation and principles of consolidation
The accompanying condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. All intercompany accounts and transactions have been eliminated.
The condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q reflect the revisions previously made for immaterial errors related to certain commissions that were incorrectly capitalized in prior periods as well as various other immaterial errors. See Exhibit 99.2 titled, “Updates to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2021”, of our Form 8-K, filed with the SEC on August 27, 2021, for more information.
Unaudited interim condensed consolidated financial information
The interim condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations, of comprehensive loss, of stockholders’ equity, and of cash flows for the three months ended March 31, 2022 and 2021 and the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2021 was derived from our audited consolidated financial statements that were included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. All adjustments made were of a normal recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period.
Use of estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future and include, but are not limited to, revenue recognition, stock-based compensation, commissions, the fair values of assets acquired and liabilities assumed in business combinations, useful lives for finite-lived assets, recoverability of long-lived assets, the value of right-of-use assets and lease liabilities, allowance for expected credit losses, commitments and contingencies, and accounting for income taxes and related valuation allowances against deferred tax assets. Actual results could differ from those estimates.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Segment and geographic information
Our CODM is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment.
Revenues by geographic region as determined based on the location where the sale originated were as follows:

	Three Months Ended March 31,
	2022	2021 (1)
	(in thousands)
The Americas (2)	$75,149	$58,845
Europe, the Middle East, India, and Africa	25,997	16,229
Asia Pacific	7,112	5,653
	$108,258	$80,727
(1) Previously reported revenues by geographic region for the three months ended March 31, 2021 have been revised to correct an immaterial error in the disclosure. There was no impact to total revenues.
(2) The vast majority of the Americas is the United States.
Note 2. Summary of significant accounting policies
The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies during the three months ended March 31, 2022. The following describes the impact of certain policies.
Trade accounts receivable, net
Credit is extended to customers in the normal course of business, generally with 30-day payment terms. Trade accounts receivable are recorded at the invoiced amount, net of allowances.
The allowance for credit losses is based on an expected loss model that estimates losses over the expected life of the trade accounts receivable. The Company estimates expected credit losses based on the Company’s historical loss information, current and future economic and market conditions, and ongoing review of customers’ account balances.
The Company writes-off a receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. This determination is based on the delinquency of the account, the financial condition of the customer, and the Company’s collection experience.
Activity related to our allowance for credit losses for trade accounts receivable was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$391	$530
Provision	122	156
Write-offs	(27)	(127)
Recoveries of amounts previously written off	6	44
Balance, end of period	$492	$603

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Revenue recognition
The Company applies ASC 606 and follows a five-step model to determine the appropriate amount of revenue to be recognized in accordance with ASC 606.
Disaggregation of Revenue
The Company separates revenue into subscription and non-subscription categories to disaggregate those revenues that are term-based and renewable from those that are one-time in nature. Revenue from subscription and non-subscription contractual arrangements were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
SaaS subscription and support and maintenance	$96,350	$66,776
On‑premise subscription	5,851	7,706
Subscription revenue	102,201	74,482
Professional services	3,944	4,003
Perpetual licenses	2,113	2,242
Non‑subscription revenue	6,057	6,245
Total revenue	$108,258	$80,727
Contract Balances
If revenue is recognized in advance of the right to invoice, a contract asset is recorded in other current assets on the condensed consolidated balance sheet. The opening and closing balances of contract assets were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance, beginning of the period	$1,792	$947
Balance, end of the period	1,885	1,186
Change	$93	$239
For the three months ended March 31, 2022 and 2021, the allowance for expected credit losses associated with contract assets was not material.
Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance, and services in advance.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance, beginning of the period	$282,128	$205,509
Revenue earned	(85,337)	(60,633)
Deferral of revenue	95,708	76,703
Balance, end of the period	$292,499	$221,579
There were no significant changes to our contract assets and liabilities during the three months ended March 31, 2022 and 2021 outside of our sales activities.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancellable amounts to be invoiced. As of March 31, 2022, the Company had $343.9 million of remaining performance obligations, with 72% expected to be recognized as revenue over the succeeding 12 months, and the remainder generally expected to be recognized over the three years thereafter.
Deferred Contract Costs
Sales commissions, as well as associated payroll taxes and retirement plan contributions (together, contract costs), that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the condensed consolidated balance sheets when the period of benefit is determined to be greater than one year.
Total amortization of contract costs for the three months ended March 31, 2022 and 2021 was $3.8 million and $2.7 million, respectively.
The Company periodically reviews these deferred contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three months ended March 31, 2022 and 2021.
Adoption of new accounting pronouncements
Business Combinations — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in accordance with acquisition accounting. The new guidance should be applied prospectively to acquisitions occurring on or after the effective date. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not been issued. The Company early adopted the new standard on January 1, 2022. The adoption of the standard did not have any impact on the Company’s condensed consolidated financial statements. We will apply the new guidance to future acquisitions.
Note 3. Financial instruments fair value
We report financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis in accordance with ASC 820. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.
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
Assets and liabilities measured at fair value on a recurring basis
The Company invests in money market funds with original maturities at the time of purchase of three months or less, which are measured and recorded at fair value on a recurring basis. Money market funds are valued based on quoted market prices in active markets and classified within Level 1 of the fair value hierarchy.
In addition, the contingent consideration associated with the Digita and cmdReporter acquisitions are measured and recorded at fair value on a recurring basis. The estimated fair value of the contingent payments associated with the Digita acquisition is determined using a Monte Carlo simulation model, which uses Level 3 inputs, including assumptions about the probability of growth of subscription services and the related pricing of the services offered. Significant increases (decreases) in the probability of growth of subscription services as well as the related pricing of the services offered would have resulted in a higher (lower) fair value measurement. The estimated fair value of the contingent payments associated with the cmdReporter acquisition was determined using projected contract wins, which used Level 3 inputs, including assumptions about the probability of closing contracts based on their current stage in the sales process. See Note 4 for more information.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The fair value of these financial instruments were as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$126,048	$—	$—	$126,048
Total cash equivalents	$126,048	$—	$—	$126,048

Contingent consideration:
Accrued liabilities	$—	$—	$5,600	$5,600
Total contingent consideration	$—	$—	$5,600	$5,600

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$146,037	$—	$—	$146,037
Total cash equivalents	$146,037	$—	$—	$146,037

Contingent consideration:
Accrued liabilities	$—	$—	$4,588	$4,588
Other liabilities	—	—	5,512	5,512
Total contingent consideration	$—	$—	$10,100	$10,100
The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above.
The following table provides a summary of the changes in contingent consideration, which is classified as Level 3:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$10,100	$8,200
Additions	—	359
Total (gains) losses included in:
Net loss	88	300
Payments	(4,588)	—
Other	—	(60)
Balance, end of period	$5,600	$8,799
The change in the fair value of the contingent consideration is included in general and administrative expenses in the condensed consolidated statements of operations. The adjustment for the three months ended March 31, 2022 primarily reflected updated assumptions about the probability of growth of subscription services.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Fair value measurements of other financial instruments
The following table presents the net carrying value and estimated fair value of the 2026 Notes, which are not recorded at fair value in the condensed consolidated balance sheets:

	March 31, 2022		December 31, 2021
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$362,648	$371,044	$362,031	$398,044
As of March 31, 2022 and December 31, 2021, the difference between the net carrying value of the 2026 Notes and the principal amount of $373.8 million represents the unamortized debt issuance costs of $11.1 million and $11.7 million, respectively. See Note 8 for more information. The estimated fair value of the 2026 Notes, which is classified as Level 2, was determined based on quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.
Note 4. Acquisitions
During the first quarter of 2022, the Company completed two acquisitions to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements. The combined purchase price for these acquisitions was $4.0 million, which was paid with cash on hand. The purchase price was allocated to the assets acquired based on their estimated fair values as of the date of each acquisition. The allocation included $0.9 million to developed technology with an estimated useful life of 5.0 years and $0.1 million to other assets, with the remaining $3.0 million allocated to goodwill. The goodwill is not deductible for income tax purposes. Acquisition-related expenses were expensed as incurred and totaled $0.4 million for the three months ended March 31, 2022. These expenses were recognized as acquisition costs in general and administrative expenses in the condensed consolidated statement of operations.
Wandera
On July 1, 2021, the Company completed its acquisition of Wandera. Wandera is a leader in zero trust cloud security and access for mobile devices. As an Apple-first provider of unified cloud security, Wandera expands the Company’s security offering for the enterprise. Building on the Company’s existing capabilities, Wandera adds ZTNA, mobile threat defense, and data policy features to ensure mobile workers can simply and safely access the network resources they need while complying with organizational policies and reducing mobile charges. This acquisition uniquely positions the Company to help IT and security teams confidently protect the devices, data, and applications used by a mobile workforce, while extending the intended Apple experience through the Company’s robust and scalable Apple Enterprise Management platform.
Under the terms of the Merger Agreement, the Company acquired 100% of the voting equity interest in Wandera and paid total cash consideration of $409.3 million. The total consideration consisted of an initial payment of $359.3 million at close and deferred consideration of $50.0 million that was paid in $25.0 million increments on October 1, 2021 and December 15, 2021. The initial payment of $359.3 million included $0.7 million held back as partial security for post-closing true-up adjustments as well as indemnification claims made within one year of the acquisition date. The amount held back was released in the fourth quarter of 2021. The acquisition was initially financed with cash on hand and borrowings under the 2021 Term Loan Facility.
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The final purchase accounting allocations for the Wandera acquisition will be determined within one year from the acquisition date and depend on a number of factors, including finalization of income tax effects of the opening balance sheet. The actual fair values of Wandera’s tax assets and liabilities and resulting goodwill may differ from the adjustments set forth in this Form 10-Q. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed and reflects measurement period adjustments as of March 31, 2022 (in thousands):

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
During the fourth quarter of 2021, the Company recorded measurement period adjustments including an increase to other current assets of $0.4 million and an increase to deferred tax assets of $0.1 million, resulting in a decrease to goodwill of $0.5 million. The adjustments related to new information obtained about facts and circumstances that existed as of the acquisition date. The increase to other current assets relates to UK refundable research and development tax credits.
The goodwill represents the excess of the purchase consideration over the fair value of the underlying net identifiable assets. The goodwill recognized in this acquisition is primarily attributable to expected synergies in sales opportunities across complementary products, customers, and geographies and cross-selling opportunities. The goodwill is not deductible for income tax purposes.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
cmdReporter
On February 26, 2021, the Company entered into an asset purchase agreement with cmdSecurity to acquire certain cmdSecurity assets, including cmdReporter, a suite of security and compliance tools purpose-built for macOS. The final aggregate purchase price was approximately $3.4 million, which consisted of cash consideration of $3.0 million and contingent consideration of $0.4 million. The purchase price was allocated to the assets acquired based on their estimated fair values as of the date of the acquisition. The allocation included $2.6 million to developed technology with an estimated useful life of 5.0 years and $0.4 million to IPR&D, with the remaining $0.4 million allocated to goodwill. The IPR&D was completed in the first quarter of 2022 and is amortized over its estimated useful life of 5.0 years.
Digita
In 2019, the Company recorded contingent consideration in connection with its purchase of the outstanding membership interests of Digita. The maximum contingent consideration is $15.0 million if the acquired business achieves certain revenue milestones by December 31, 2022. The acquired business achieved the minimum revenue milestones, which resulted in the Company making cash payments of $4.6 million and $4.2 million in the first quarter of 2022 and the second quarter of 2021, respectively, to the former owners of the acquired business. If the acquired business continues to achieve the revenue milestones, an additional cash payment will be made within 30 days of December 31, 2022. See Note 3 for more information on the fair value of the contingent consideration.
Note 5. Goodwill and other intangible assets
The change in the carrying amount of goodwill was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Goodwill, beginning of period	$845,734	$541,480
Goodwill acquired	3,014	370
Foreign currency translation adjustment	(6,764)	—
Goodwill, end of period	$841,984	$541,850

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	March 31, 2022
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,680	$18,891	$15,789	3.6 years
Customer relationships	2 ‑ 12 years	248,959	80,934	168,025	8.0 years
Developed technology	5 - 6.5 years	115,677	52,186	63,491	5.0 years
Non‑competes	2 - 3 years	1,711	511	1,200	1.8 years
Order backlog	2.5 years	3,688	1,121	2,567	1.8 years
Total intangible assets		$404,715	$153,643	$251,072

	December 31, 2021
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,690	$17,788	$16,902	3.8 years
Customer relationships	2 ‑ 12 years	249,495	75,600	173,895	8.3 years
Developed technology	5 - 6.5 years	116,193	47,142	69,051	5.1 years
Non‑competes	2 - 2.5 years	1,797	439	1,358	2.0 years
Order backlog	2.5 years	3,745	758	2,987	2.0 years
Total intangible assets subject to amortization		405,920	141,727	264,193
IPR&D	Indefinite	400	—	400
Total intangible assets		$406,320	$141,727	$264,593
The gross value in the tables above includes a cumulative foreign currency translation adjustment of $(4.3) million and $(2.1) million as of March 31, 2022 and December 31, 2021, respectively. The accumulated amortization in the table above includes a cumulative foreign currency translation adjustment of $(0.3) million as of March 31, 2022. The cumulative foreign currency translation adjustment for accumulated amortization was not material as of December 31, 2021.
Amortization expense was $12.2 million and $8.4 million for the three months ended March 31, 2022 and 2021, respectively.
There were no impairments to goodwill during the three months ended March 31, 2022 and 2021. There were no material impairments to intangible assets during the three months ended March 31, 2022 and 2021.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6. Leases
Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	March 31, 2022	December 31, 2021
		(in thousands)
Assets
Operating lease assets	Other assets	$28,603	$21,600

Liabilities
Operating lease liabilities - current	Accrued liabilities	$5,859	$5,251
Operating lease liabilities - non-current	Other liabilities	26,380	20,086
Total operating lease liabilities		$32,239	$25,337
Maturities of the Company’s operating lease liabilities as of March 31, 2022 were as follows:

Operating Leases
(in thousands)
Years ending December 31:
2022 (remaining nine months)	$4,963
2023	7,540
2024	6,495
2025	4,825
2026	4,831
Thereafter	7,169
Total lease payments	35,823
Less: imputed interest	3,584
Total present value of lease liabilities	$32,239
Note 7. Commitments and contingencies
Contingencies
From time to time, the Company may be subject to various claims, charges, and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company had no liabilities for contingencies as of March 31, 2022 or December 31, 2021.
Note 8. Debt
Convertible Senior Notes
On September 17, 2021, the Company issued $373.8 million aggregate principal amount of 0.125% 2026 Notes in a private offering. As of March 31, 2022, the conditions allowing holders of the 2026 Notes to convert were not met.
The following table sets forth the interest expense related to the 2026 Notes for the three months ended March 31, 2022 (in thousands):

Contractual interest expense	$117
Amortization of issuance costs	617

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The effective interest rate on the 2026 Notes was 0.81% for the three months ended March 31, 2022. See Note 3 for additional information on the Company’s 2026 Notes.
Credit Agreement
The 2020 Credit Agreement provides for the 2020 Revolving Credit Facility of $150.0 million, which may be increased or decreased under specific circumstances, with a $25.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the 2020 Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. The maturity date of the 2020 Credit Agreement is July 27, 2025. The 2020 Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants, and events of default. We were in compliance with such covenants as of both March 31, 2022 and December 31, 2021. As of both March 31, 2022 and December 31, 2021, we had $1.0 million of letters of credit outstanding under our 2020 Revolving Credit Facility.
As of March 31, 2022 and December 31, 2021, debt issuance costs related to the 2020 Credit Agreement of $0.8 million and $0.9 million, respectively, are included in other assets in the condensed consolidated balance sheets.
In connection with the closing of the Wandera acquisition on July 1, 2021, the Company entered into the Credit Agreement Amendment, which amended the Company’s existing 2020 Credit Agreement. The Credit Agreement Amendment provided for a new 364-day term loan facility in an aggregate principal amount of $250.0 million on substantially the same terms and conditions as the Company’s existing 2020 Revolving Credit Facility. The Company repaid the principal amount of the 2021 Term Loan Facility on September 23, 2021 with proceeds from the issuance and sale of the 2026 Notes.
Note 9. Share-based compensation
The Company’s equity incentive plans provide for granting various share-based awards to eligible employees, non-employee directors, and consultants of the Company. In addition, the Company offers an employee stock purchase plan to eligible employees.
The Company recognized stock-based compensation expense for all equity arrangements as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$1,955	$324
Services	304	77
Sales and marketing	5,859	842
Research and development	3,859	778
General and administrative	4,033	811
	$16,010	$2,832
Equity Incentive Plans
The maximum number of shares of common stock available for issuance under the 2020 Plan was 24,256,740 shares as of January 1, 2022. As of March 31, 2022, 15,484,707 shares of common stock are reserved for additional grants under the 2020 Plan. As of March 31, 2022, 128,928 shares of common stock are reserved for additional grants under the 2017 Option Plan. All stock options previously granted by the Company were at an exercise price at or above the estimated fair market value of the Company’s common stock as of the grant date. No options were granted during the three months ended March 31, 2022.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Return Target Options
The table below summarizes return target option activity for the three months ended March 31, 2022:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	3,687,664	$6.75	6.8	$115,278
Granted	—	—		—
Exercised	—	—		—
Forfeitures	—	—		—
Outstanding, March 31, 2022	3,687,664	$6.75	6.5	$103,477
Options exercisable at March 31, 2022	—	$—	—	$—
Vested or expected to vest at March 31, 2022	—	$—	—	$—
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options on the last day of the period. No return target options vested during the three months ended March 31, 2022. There was approximately $33.0 million of unrecognized compensation expense related to these return target options as of March 31, 2022.
Service-Based Options
The table below summarizes the service-based option activity for the three months ended March 31, 2022:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	1,643,266	$5.68	6.1	$53,129
Granted	—	—		—
Exercised	(211,200)	5.67		6,725
Forfeitures	—	—		—
Outstanding, March 31, 2022	1,432,066	$5.68	5.8	$41,716
Options exercisable at March 31, 2022	1,270,476	$5.50	5.7	$37,244
Vested or expected to vest at March 31, 2022	1,432,066	$5.68	5.8	$41,716
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options on the last date of the period. Service-based options vest over four years with 25% vesting one year after grant and the remainder vesting ratably on a quarterly basis thereafter. The total fair value of service-based options vested during the three months ended March 31, 2022 was $0.2 million. There was $0.8 million of unrecognized compensation expense related to service-based options that is expected to be recognized over a weighted-average period of 1.4 years as of March 31, 2022. The Company issues new shares when service-based options are exercised. All service-based options outstanding under the Company’s option plans have exercise prices equal to the fair value of the Company’s stock on the grant date. All awards expire after 10 years.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Stock Units
RSU activity for the three months ended March 31, 2022 was as follows:

	Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding, December 31, 2021	6,890,938	$31.59
Granted	1,516,117	31.60
Vested	(22,191)	37.37
Forfeited	(165,054)	31.17
Outstanding, March 31, 2022	8,219,810	$31.58
RSUs under the 2020 Plan generally vest ratably over four years. There was $224.5 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 3.4 years as of March 31, 2022. The total fair value of RSUs vested during the three months ended March 31, 2022 was $0.8 million.
Long-Term Incentive Plan
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
The conversion of the previously outstanding LTIP grants into RSUs resulted in the recognition of $1.6 million of stock-based compensation expense during the three months ended March 31, 2022. The expense on the unvested RSUs is recognized on a straight-line basis over the vesting period.
Employee Stock Purchase Plan
As of March 31, 2022, the Company withheld, at the employees’ request, $2.9 million of eligible employee compensation, which is included in accrued liabilities in the condensed consolidated balance sheet, for purchases of common stock under the 2021 ESPP.
As of March 31, 2022, 4,194,260 shares of common stock are reserved for future issuance under the 2021 ESPP. No shares of common stock were issued under the 2021 ESPP during the three months ended March 31, 2022. There was $0.2 million of unrecognized compensation expense related to the 2021 ESPP that is expected to be recognized over a period of one month as of March 31, 2022.
Note 10. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(25,629)	$(4,589)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	119,594,341	117,386,322
Basic and diluted net loss per share	$(0.21)	$(0.04)

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three months ended March 31, 2022 and 2021, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three Months Ended March 31,
	2022	2021
Stock options outstanding	5,119,730	6,521,067
Unvested restricted stock units	8,219,810	1,374,401
Shares related to the 2026 Notes	7,475,897	—
Shares committed under the 2021 ESPP	117,705	—
Total potentially dilutive securities	20,933,142	7,895,468
Note 11.     Income taxes
The Company’s effective tax rates for the three months ended March 31, 2022 and 2021 were (1.0)% and (2.8)%, respectively. The effective tax rate for the three months ended March 31, 2022 differs from the statutory rate primarily as a result of valuation allowances. The effective tax rate for the three months ended March 31, 2022 was impacted by $0.6 million of discrete income tax expense. The Company’s annual effective tax rates for the three months ended March 31, 2022 and 2021 were 1.3% and (1.6)%, respectively.
Note 12. Related party transactions
As of March 31, 2022 and December 31, 2021, the Company accrued $0.6 million and $1.5 million, respectively, related to JNGF pledges, which are included in accrued liabilities in the condensed consolidated balance sheets. The Company may engage in transactions in the ordinary course of business with significant shareholders or other companies whose directors or officers may also serve as directors or officers for the Company. The Company carries out these transactions on customary terms.
Vista is a U.S.-based investment firm that controls the funds which previously owned a majority of the Company. In 2021, Vista sold a portion of its investment in the Company such that its funds no longer owned a majority of the Company as of March 31, 2022. However, Vista is deemed a related party in accordance with ASC 850 as it continues to be a principal owner of the Company. There were no material transactions with Vista or its affiliates during the three months ended March 31, 2022 and 2021.

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
•risks and uncertainties associated with acquisitions and divestitures (such as our recent acquisition of Wandera);
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
•risks related to our indebtedness, including our ability to raise the funds necessary to settle conversions of our convertible senior notes, repurchase our convertible senior notes upon a fundamental change, or repay our convertible senior notes in cash at their maturity;
•risks associated with global events (such as Russia’s invasion of Ukraine and related sanctions); and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by our subsequent Quarterly Reports on Form 10-Q.
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2021. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below, elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2021, and in our subsequent Quarterly Reports on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Forward-Looking Statements.”
The following discussion and analysis reflects the revisions previously made for immaterial errors related to certain commissions that were incorrectly capitalized in prior periods as well as various other immaterial errors. See Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
Response to COVID-19
Our COVID-19 approach is focused on promoting employee choice, health, and safety, serving our customers, and ensuring business continuity. Our product portfolio and platform has enabled our commercial customers to continue with their efforts to work in a hybrid environment, our K-12 and higher-education customers to deliver distance and hybrid learning, and our health-care customers to provide quality care via a telehealth model, a solution that was conceptualized and released during the current pandemic. We believe that a business like ours is well-suited to navigate the shift to hybrid work environments, while the underlying demand for our core products remains relatively unchanged.
Although to date we have not suffered an adverse effect from the COVID-19 pandemic, the extent to which the COVID-19 pandemic ultimately affects our business continues to depend on future developments in the United States and around the world. Although the ultimate impact of the COVID-19 pandemic on our business and financial results remains uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, operating results, and financial condition. See “Risk Factors — Risks Associated with Our Business, Operations, and Industry — The COVID-19 pandemic could materially adversely affect our business, operating results, financial condition, and prospects” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for more information.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
Attract new customers. Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and solutions, the features and pricing of our competitors’ offerings, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling, marketing, and deploying our software solutions, and the growth of the market for devices and services for SMBs and enterprises. Sustaining our growth requires continued adoption of our platform by new customers. We intend to continue to invest in building brand awareness as we further penetrate our addressable markets. We intend to expand our customer base by continuing to make significant and targeted investments in our direct sales and marketing to attract new customers and to drive broader awareness of our software solutions.
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
Sustain product innovation and technology leadership. Our success is dependent on our ability to sustain product innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform and we intend to further extend the adoption of our platform through additional innovation. While sales of subscriptions to our Jamf Pro product account for most of our revenue, we intend to continue to invest in building additional products, features, and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell additional products to both new and existing customers. For example, in 2018, we introduced Jamf Connect to provide users with a seamless connection to corporate resources using a single identity and in 2019 we introduced Jamf Protect to extend Apple’s security and privacy model to enterprise teams by creating unprecedented visibility into MacOS fleets through customized remote monitoring and threat detection and prevention. In July 2021, we completed our acquisition of Wandera, which enhanced our Apple Enterprise Management Platform and strengthens our position in security and mobile with expansion opportunities. Wandera solutions include Jamf Threat Defense, Jamf Data Policy, and Jamf Private Access, which uniquely position us to address trends in digital transformation, remote work, and ZTNA.
Continue investment in growth. Our ability to effectively invest for growth is dependent upon a number of factors, including our ability to offset anticipated increases in operating expenses with revenue growth, our ability to spend our research and development budget efficiently or effectively on compelling innovation and technologies, our ability to accurately predict costs, and our ability to maintain our corporate culture as our headcount expands. We plan to continue investing in our business so we can capitalize on our market opportunity. We intend to grow our sales team to target expansion within our midmarket and enterprise customers and to attract new customers. We expect to continue to make focused investments in marketing to drive brand awareness and enhance the effectiveness of our customer acquisition model. We also intend to continue to add headcount to our research and development team to develop new and improved products, features, and functionality. Although these investments may increase our operating expenses and, as a result, adversely affect our operating results in the near term, we believe they will contribute to our long-term growth.
Continue international expansion. Our international growth in any region will depend on our ability to effectively implement our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of devices and services by region, and our brand awareness and perception. We plan to continue making investments in our international sales and marketing channels to take advantage of this market opportunity while refining our go-to-market approach based on local market dynamics. While we believe global demand for our platform will increase as international market awareness of Jamf grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems (including with respect to data transfer and privacy), alternative dispute systems, and commercial markets. In addition, global demand for our platform and the growth of our international operations is dependent upon the rate of market adoption of Apple products in international markets. Our acquisition of Wandera, a global company with key offices in London, Brno, and San Francisco, further expands our international presence.
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
Number of Devices
We believe our ability to grow the number of devices on our software platform provides a key indicator of the growth of our business and our future business opportunities. We define a device at the end of any particular period as a device owned by a customer, which device has at least one Jamf product pursuant to an active subscription or support and maintenance agreement or that has a reasonable probability of renewal. We define a customer at the end of any particular period as an entity with at least one active subscription or support and maintenance agreement as of the measurement date or that has a reasonable probability of renewal. A single organization with separate subsidiaries, segments, or divisions that use our platform may represent multiple customers as we treat each entity, subsidiary, segment, or division that is invoiced separately as a single customer. In cases where customers subscribe to our platform through our channel partners, each end customer is counted separately. A single customer may have multiple Jamf products on a single device, but we still would only count that as one device.
The number of devices on our software platform was 27.3 million and 21.8 million as of March 31, 2022 and 2021, respectively, representing a 25% year-over-year growth rate. The increase in number of devices reflects our growth across industries, products, and geographies, as well as the Wandera acquisition in the third quarter of 2021.
Annual Recurring Revenue
ARR represents the annualized value of all subscription and support and maintenance contracts as of the end of the period. ARR mitigates fluctuations due to seasonality, contract term, and the sales mix of subscriptions for term-based licenses and SaaS. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.
Our ARR was $436.5 million and $308.0 million as of March 31, 2022 and 2021, respectively, which is an increase of 42% year-over-year. The growth in our ARR is primarily driven by our device expansion rates, our new logo acquisition, the upselling and cross selling of products into our installed base, and the acquisition of Wandera.
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
We calculate dollar-based net retention rate as of a period end by starting with Prior Period ARR. We then calculate the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate.
Our dollar-based net retention rates were 120% and 117% for the trailing twelve months ended March 31, 2022 and 2021, respectively. Our dollar-based net retention rates are based on our Jamf legacy business and do not include Wandera since they have not been a part of our business for the full trailing twelve months. Our high dollar-based net retention rates are primarily attributable to an expansion of devices and our ability to cross-sell our new solutions to our installed base, particularly Jamf Connect and Jamf Protect.
Components of Results of Operations
Revenues
We recognize revenue under ASC 606 when or as performance obligations are satisfied. We derive revenue primarily from sales of SaaS subscriptions and support and maintenance contracts, and to a lesser extent, sales of on-premise subscriptions and perpetual licenses and services.
Subscription. Subscription revenue consists of sales of SaaS subscriptions and on-premise subscription licenses as well as support and maintenance contracts. We sell our software solutions primarily with a one-year contract term. We typically invoice SaaS subscription fees and support and maintenance fees annually in advance and recognize revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. The license portion of on-premise subscription revenue is recognized upfront, assuming all revenue recognition criteria are satisfied. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information. Beginning in the third quarter of 2021, we updated how we deliver our Jamf Connect product resulting in a change in revenue recognition, with less revenue recognized upfront as on-premise subscription revenue. This revenue will now be recognized ratably over the term of the subscription, in line with the majority of our revenue. We expect subscription revenue to increase over time as we expand our customer base because sales to new customers are expected to be primarily SaaS subscriptions.
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
Services. Services revenue consists primarily of professional services provided to our customers to configure and optimize the use of our software solutions, as well as training services related to the operation of our software solutions. Our services are priced on a fixed fee basis and generally invoiced in advance of the service being delivered. Revenue is recognized as the services are performed. We expect services revenues to decrease as a percentage of total revenue as the demand for our services is not expected to grow at the same rate as the demand for our subscription solutions.

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
Gross Profit
Gross profit, or revenue less cost of revenue, has been and will continue to be affected by various factors, including the mix of cloud-based subscription customers, the costs associated with supporting our cloud solution, the extent to which we expand our customer support team, and the extent to which we can increase the efficiency of our technology and infrastructure though technological improvements. We expect our gross profit to increase in absolute dollars.
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
Research and development. Research and development expenses consist primarily of personnel costs and allocated overhead. We will continue to invest in innovation so that we can offer our customers new solutions and enhance our existing solutions. See “Business — Research and Development” in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information. We expect such investment to increase on an absolute dollar basis as our business grows.
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
Interest Expense, Net
Interest expense, net primarily consists of interest charges and amortization of capitalized issuance costs related to our 2026 Notes, as well as interest income earned on our cash and cash equivalents. In the third quarter of 2021, we reclassified the unused commitment fee on our line of credit from general and administrative expenses to interest expense, net on a prospective basis. The impact to prior period financial statements was not material.
Foreign Currency Transaction Gain (Loss)
Foreign currency transaction gain (loss) includes gains and losses from transactions denominated in a currency other than the Company’s functional currency.

Income Tax (Provision) Benefit
Income tax (provision) benefit consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
Subscription	$102,201	$74,482
Services	3,944	4,003
License	2,113	2,242
Total revenue	108,258	80,727
Cost of revenue:
Cost of subscription(1)(3)(4) (exclusive of amortization expense shown below)	19,902	12,014
Cost of services(1)(3) (exclusive of amortization expense shown below)	3,107	2,465
Amortization expense	5,218	2,777
Total cost of revenue	28,227	17,256
Gross profit	80,031	63,471
Operating expenses:
Sales and marketing(1)(2)(3)(4)	46,325	30,167
Research and development(1)(2)(3)(4)	24,802	15,626
General and administrative(1)(2)(3)(4)	25,612	16,244
Amortization expense	7,029	5,627
Total operating expenses	103,768	67,664
Loss from operations	(23,737)	(4,193)
Interest expense, net	(859)	(55)
Foreign currency transaction loss	(781)	(218)
Loss before income tax provision	(25,377)	(4,466)
Income tax provision	(252)	(123)
Net loss	$(25,629)	$(4,589)
(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$1,955	$324
Services	304	77
Sales and marketing	5,859	842
Research and development	3,859	778
General and administrative	4,033	811
	$16,010	$2,832

(2) Includes payroll taxes related to stock-based compensation as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Sales and marketing	$12	$87
Research and development	27	93
General and administrative	97	215
	$136	$395
(3) Includes depreciation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$320	$263
Services	45	43
Sales and marketing	684	574
Research and development	359	305
General and administrative	238	195
	$1,646	$1,380
(4) Includes acquisition-related expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$38	$—
Sales and marketing	7	—
Research and development	263	—
General and administrative	793	110
	$1,101	$110
General and administrative also includes acquisition-related earnout of $0.1 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The acquisition-related earnout was an expense for both the three months ended March 31, 2022 and 2021 reflecting the increase in fair value of the Digita acquisition contingent liability due to growth in sales of our Jamf Protect product.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(as a percentage of total revenue)
Revenue:
Subscription	94%	92%
Services	4	5
License	2	3
Total revenue	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	18	15
Cost of services (exclusive of amortization expense shown below)	3	3
Amortization expense	5	3
Total cost of revenue	26	21
Gross profit	74	79
Operating expenses:
Sales and marketing	43	38
Research and development	23	19
General and administrative	24	20
Amortization expense	6	7
Total operating expenses	96	84
Loss from operations	(22)	(5)
Interest expense, net	(1)	—
Foreign currency transaction loss	(1)	(1)
Loss before income tax benefit	(24)	(6)
Income tax benefit	—	—
Net loss	(24)%	(6)%

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
SaaS subscription and support and maintenance	$96,350	$66,776	$29,574	44%
On‑premise subscription	5,851	7,706	(1,855)	(24)
Subscription revenue	102,201	74,482	27,719	37
Professional services	3,944	4,003	(59)	(1)
Perpetual licenses	2,113	2,242	(129)	(6)
Non-subscription revenue	6,057	6,245	(188)	(3)
Total revenue	$108,258	$80,727	$27,531	34%
Total revenue increased by $27.5 million, or 34%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Overall revenue increased as a result of higher subscription revenue. Subscription revenue accounted for 94% of total revenue for the three months ended March 31, 2022 compared to 92% for the three months ended March 31, 2021. The increase in subscription revenue was driven by device expansion, the addition of new customers and cross-selling, as well as the contribution of revenue from Wandera in the first quarter of 2022, partially offset by the impact from a change in revenue recognition related to our Jamf Connect product resulting from updates to how we deliver the product.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$19,902	$12,014	$7,888	66%
Cost of services (exclusive of amortization expense show below)	3,107	2,465	642	26
Amortization expense	5,218	2,777	2,441	88
Total cost of revenue	$28,227	$17,256	$10,971	64%
Gross margin	74%	79%
Cost of revenue increased by $11.0 million, or 64%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 driven by an increase in cost of subscription revenue and amortization expense. Cost of subscription revenue increased $7.9 million, or 66%, primarily due to a $3.2 million increase in third party hosting fees as we increased capacity to support our growth and the Wandera acquisition, a $2.6 million increase in employee compensation costs related to higher headcount to support the growth in our subscription customer base and the Wandera acquisition, and a $1.6 million increase in stock-based compensation expense and related payroll taxes. Amortization expense increased $2.4 million, or 88%, primarily reflecting the increase in intangible assets due to the Wandera acquisition.
Total gross margin was 74% and 79% for the three months ended March 31, 2022 and 2021, respectively. The decline in total gross margin was due to the increase in total cost of revenue described above as well as an impact to revenue due to a change in revenue recognition related to our Jamf Connect product resulting from updates to how we deliver the product.

Operating Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$46,325	$30,167	$16,158	54%
Research and development	24,802	15,626	9,176	59
General and administrative	25,612	16,244	9,368	58
Amortization expense	7,029	5,627	1,402	25
Operating expenses	$103,768	$67,664	$36,104	53%
Sales and Marketing. Sales and marketing expenses increased by $16.2 million, or 54%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an $8.2 million increase in employee compensation costs driven by higher headcount due to growth in the business and the Wandera acquisition, a $4.9 million increase in stock-based compensation expense and related payroll taxes, a $1.2 million increase in marketing costs, a $0.7 million increase in travel-related expenses, and a $0.7 million increase in computer hardware and software costs to support the growth of the business. Marketing costs increased primarily due to increases in demand generation programs, advertising, and brand awareness campaigns focused on new customer acquisition.
Research and Development. Research and development expenses increased by $9.2 million, or 59%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a $5.5 million increase in employee compensation costs driven by higher headcount due to growth in the business and the Wandera acquisition, a $3.0 million increase in stock-based compensation expense and related payroll taxes, and a $0.4 million increase in computer hardware and software costs to support the growth of the business.
General and Administrative. General and administrative expenses increased by $9.4 million, or 58%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to a $4.5 million increase in employee compensation costs driven by higher headcount to support our continued growth and the Wandera acquisition, a $3.1 million increase in stock-based compensation expense and related payroll taxes, a $0.7 million increase in acquisition-related costs, and a $0.6 million increase in computer hardware and software costs to support the growth of the business.
Amortization Expense. Amortization expense increased by $1.4 million, or 25%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily reflecting the increase in intangible assets due to the Wandera acquisition.
Interest Expense, Net

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest expense, net	$859	$55	$804	NM
NM Not Meaningful.
Interest expense, net increased by $0.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily reflecting interest charges and amortization of issuance costs on the 2026 Notes.

Foreign Currency Transaction Loss

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Foreign currency transaction loss	$781	$218	$563	NM
NM Not Meaningful.
Foreign currency transaction loss increased by $0.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in the loss was primarily due to foreign currency transaction loss attributable to Wandera, which we acquired in the third quarter of 2021.
Income Tax Provision

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Income tax provision	$252	$123	$129	NM
NM Not Meaningful.
Income tax provision was $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 were (1.0)% and (2.8)%, respectively. The effective tax rate for the three months ended March 31, 2022 was impacted by $0.6 million of discrete income tax expense. The Company’s annual effective tax rates for the three months ended March 31, 2022 and 2021 were 1.3% and (1.6)%, respectively.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the non-GAAP measures of non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating income margin, non-GAAP income before income taxes, non-GAAP provision for income taxes as it relates to the calculation of non-GAAP net income, non-GAAP net income, and adjusted EBITDA are useful in evaluating our operating performance. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin
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
We use non-GAAP gross profit and non-GAAP gross profit margin to understand and evaluate our core operating performance and trends and to prepare and approve our annual budget. We believe non-GAAP gross profit and non-GAAP gross profit margin are useful measures to us and to our investors to assist in evaluating our core operating performance because it provides consistency and direct comparability with our past financial performance and between fiscal periods, as the metric eliminates the effects of variability of stock-based compensation expense and amortization of acquired intangible assets, which are non-cash expenses that may fluctuate for reasons unrelated to overall operating performance. While the amortization expense of acquired intangible assets is excluded from non-GAAP gross profit, the revenue related to acquired intangible assets is reflected in non-GAAP gross profit as these assets contribute to our revenue generation.
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
A reconciliation of non-GAAP gross profit to gross profit and non-GAAP gross profit margin to gross profit margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Gross profit	$80,031	$63,471
Amortization expense	5,218	2,777
Stock-based compensation	2,259	401
Acquisition-related expense	38	—
Non-GAAP gross profit	$87,546	$66,649
Gross profit margin	74%	79%
Non-GAAP gross profit margin	81%	83%
Non-GAAP Operating Income and Non-GAAP Operating Income Margin
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

A reconciliation of non-GAAP operating income to operating loss and non-GAAP operating income margin to operating loss margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating loss	$(23,737)	$(4,193)
Amortization expense	12,247	8,404
Stock-based compensation	16,010	2,832
Acquisition-related expense	1,101	110
Acquisition-related earnout	88	300
Payroll taxes related to stock-based compensation	136	395
Non-GAAP operating income	$5,845	$7,848
Operating loss margin	(22)%	(5)%
Non-GAAP operating income margin	5%	10%
Non-GAAP Net Income
Non-GAAP net income is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net loss, as determined in accordance with GAAP. We define non-GAAP net income as net loss, adjusted for amortization expense, stock-based compensation expense, foreign currency transaction loss, loss on extinguishment of debt, amortization of debt issuance costs, acquisition-related expense, acquisition-related earnout, costs associated with our secondary offerings, payroll taxes related to stock-based compensation, and legal settlement, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. statutory tax rate.
We define non-GAAP income before income taxes as loss before income taxes adjusted for amortization expense, stock-based compensation expense, foreign currency transaction loss, loss on extinguishment of debt, amortization of debt issuance costs, acquisition-related expense, acquisition-related earnout, costs associated with our secondary offerings, payroll taxes related to stock-based compensation, and legal settlement.
We define non-GAAP provision for income taxes as the current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. statutory tax rate.
We believe that non-GAAP net income facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations. While the amortization expense of acquired intangible assets is excluded from non-GAAP net income, the revenue related to acquired intangible assets is reflected in non-GAAP net income as these assets contribute to our revenue generation.
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

A reconciliation of non-GAAP net income to net loss, the most directly comparable GAAP measure, is as follows:

	New Method		Prior Method
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(25,629)	$(4,589)	$(25,629)	$(4,589)
Exclude: Income tax provision	(252)	(123)	(252)	(123)
Loss before income tax provision	(25,377)	(4,466)	(25,377)	(4,466)
Amortization expense	12,247	8,404	12,247	8,404
Stock-based compensation	16,010	2,832	16,010	2,832
Foreign currency transaction loss	781	218	781	218
Amortization of debt issuance costs	679	—	679	—
Acquisition-related expense	1,101	110	1,101	110
Acquisition-related earnout	88	300	88	300
Payroll taxes related to stock-based compensation	136	395	136	395
Non-GAAP income before income taxes	5,665	7,793	5,665	7,793
Non-GAAP provision for income taxes (1)	(1,360)	(1,870)	(46)	(73)
Non-GAAP net income	$4,305	$5,923	$5,619	$7,720
(1) Beginning in the first quarter of 2022, the Company changed its method of calculating its non-GAAP provision for income taxes in accordance with the SEC’s Non-GAAP Financial Measures Compliance and Disclosure Interpretation on a retroactive basis. For this Quarterly Report on Form 10-Q only, we are providing the calculations under our prior method and the new method. Under the new method, the Company’s blended U.S. statutory rate of 24% is used as an estimate for the current and deferred income tax expense associated with our non-GAAP income before income taxes. Historically, the Company has approximated the effective tax rate by taking into account the sizeable U.S. net operating loss carryforwards and tax credit carryforwards that have not been recorded where the Company does not expect to record or pay tax for the foreseeable future.
Adjusted EBITDA
Adjusted EBITDA is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net loss, as determined in accordance with GAAP. We define adjusted EBITDA as net loss, adjusted for interest expense, net, provision (benefit) for income taxes, depreciation and amortization expense, stock-based compensation expense, foreign currency transaction loss, loss on extinguishment of debt, acquisition-related expense, acquisition-related earnout, costs associated with our secondary offerings, payroll taxes related to stock-based compensation, and legal settlement.
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

A reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(25,629)	$(4,589)
Interest expense, net	859	55
Provision for income taxes	252	123
Depreciation expense	1,646	1,380
Amortization expense	12,247	8,404
Stock-based compensation	16,010	2,832
Foreign currency transaction loss	781	218
Acquisition-related expense	1,101	110
Acquisition-related earnout	88	300
Payroll taxes related to stock-based compensation	136	395
Adjusted EBITDA	$7,491	$9,228
Liquidity and Capital Resources
General
As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $164.6 million, which were held for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions, as well as the available balance of the 2020 Revolving Credit Facility, described in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our cash equivalents are comprised of money market funds and/or U.S. Treasuries with original maturities at the time of purchase of three months or less. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to make continued investments in supporting the growth of our business in the future.
A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2022, we had deferred revenue of $292.5 million, of which $234.4 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
On July 1, 2021, we completed our acquisition of Wandera for total consideration of $409.3 million. The total consideration consisted of an initial payment of $359.3 million at close and deferred consideration of $50.0 million that was paid in $25.0 million increments on October 1, 2021 and December 15, 2021. We initially financed the acquisition with cash on hand and proceeds from the Company’s $250.0 million 2021 Term Loan Facility. On July 1, 2021, we entered into the Credit Agreement Amendment, which amended our existing 2020 Credit Agreement. The Credit Agreement Amendment provided for a new 364-day term loan facility in an aggregate principal amount of $250.0 million on substantially the same terms and conditions as our existing 2020 Credit Agreement. The Company repaid the principal amount of the 2021 Term Loan Facility on September 23, 2021 with proceeds from the issuance and sale of the 2026 Notes. As of March 31, 2022, there were no amounts outstanding under the 2020 Credit Agreement, other than $1.0 million in outstanding letters of credit.
On September 17, 2021, we completed our private offering of the 2026 Notes and received net proceeds of approximately $361.4 million after deducting the initial purchasers’ discounts and commissions and the offering expenses paid by us. The 2026 Notes bear interest at a rate of 0.125% per year, payable semiannually in arrears on March 1st and September 1st of each year, beginning on March 1, 2022. We used (i) approximately $250.0 million of the net proceeds from the offering of the 2026 Notes to repay the Company’s 2021 Term Loan Facility and to pay any associated prepayment penalties and accrued and unpaid interest to the date of repayment and (ii) approximately $36.0 million of the net proceeds from the offering of the 2026 Notes to fund the cost of entering into privately negotiated capped call transactions, and will use the remainder of the net proceeds for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions.

Future Liquidity and Capital Resource Requirements
We believe our cash and cash equivalents, the 2020 Revolving Credit Facility, and cash provided by sales of our software solutions and services will be sufficient to meet our working capital and capital expenditure needs as well as our debt service requirements for at least the next 12 months and to meet our known long-term cash requirements. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may use cash to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights.
There have been no material changes to our commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing, and financing activities:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(2,990)	$4,023
Net cash used in investing activities	(5,979)	(6,319)
Net cash (used in) provided by financing activities	(3,441)	4,019
Effect of exchange rate changes on cash and cash equivalents	(145)	(401)
Net (decrease) increase in cash and cash equivalents	(12,555)	1,322
Cash and cash equivalents, beginning of period	177,150	194,868
Cash and cash equivalents, end of period	$164,595	$196,190
Cash paid for interest	$293	$3
Cash paid for purchases of equipment and leasehold improvements	1,964	3,290
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscriptions. Our primary use of cash from operating activities is for employee-related expenditures, marketing expenses, and third-party hosting costs.
For the three months ended March 31, 2022, net cash used in operating activities was $3.0 million reflecting our net loss of $25.6 million, adjusted for non-cash charges of $36.1 million and net cash outflows of $13.5 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, and non-cash lease expense. The primary drivers of net cash outflows from changes in operating assets and liabilities included a decrease of $11.7 million in accounts payable and accrued liabilities primarily due to cash paid for employee bonuses, an increase of $7.0 million in deferred contract costs due to an increase in capitalized costs, an increase of $3.7 million in prepaid expenses and other assets, and an increase of $2.2 million in trade accounts receivable. These changes were partially offset by an increase of $10.5 million in deferred revenue due to growth in subscription revenues.
For the three months ended March 31, 2021, net cash provided by operating activities was $4.0 million reflecting our net loss of $4.6 million, adjusted for non-cash charges of $16.7 million and net cash outflows of $8.1 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, non-cash lease expense, share-based compensation, and a $0.3 million adjustment to our Digita earnout, partially offset by the deferred tax benefit. The primary drivers of net cash outflows from changes in operating assets and liabilities included a $7.1 million increase in trade accounts receivable due to higher sales and the timing of cash receipts from our customers, a $5.1 million increase in deferred contract costs due to an increase in capitalized contract costs, a $3.3 million increase in prepaid expenses and other assets, and an $8.9 million decrease in accounts payable and accrued liabilities due to the timing of cash disbursements. These changes were partially offset by a $15.9 million increase in deferred revenue due to the upfront billing for a majority of our subscriptions.
Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was $6.0 million driven by cash paid for two acquisitions of $4.0 million and purchases of $2.0 million in equipment and leasehold improvements.
During the three months ended March 31, 2021, net cash used in investing activities was $6.3 million driven by purchases of $3.3 million in equipment and leasehold improvements primarily reflecting updates to office space and hardware and software and the acquisition of cmdReporter for $3.0 million.
Financing Activities
Net cash used in financing activities of $3.4 million during the three months ended March 31, 2022 was primarily due to $4.6 million paid for contingent consideration associated with the Digita acquisition, partially offset by proceeds of $1.2 million from the exercise of stock options.
Net cash provided by financing activities of $4.0 million during the three months ended March 31, 2021 was due to proceeds from the exercise of stock options.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, channel partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement, misappropriation or other violation claims made by third parties. See “Risk Factors — We have indemnity provisions under our contracts with our customers, channel partners, and other third parties, which could have a material adverse effect on our business” in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, we have entered into indemnification agreements with our directors and certain officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows.
Critical Accounting Estimates
Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates, impacting our reported results of operations and financial condition.
There have been no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. For more information, refer to “Note 2 — Summary of significant accounting policies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see “Note 2 — Summary of significant accounting policies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2022. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021 for a detailed discussion of our market risks.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weakness described below. Notwithstanding such material weakness in internal control over financial reporting, our principal executive officer and principal financial officer have concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
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
Our management is committed to remediating this material weakness and has implemented several steps to enhance our internal controls and commissions processes. Our steering committee, anchored by the Chief Financial Officer and Chief Operating Officer, hired a third-party consultant that provided recommendations to standardize and automate our commission processes. Based on these recommendations, we have begun to implement changes in our processes and internal controls in 2022 with the intention of remediation later this year. The material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. Until the material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth in “Note 7 — Commitments and contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
3.1
Second Amended and Restated Certificate of Incorporation of Jamf Holding Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 27, 2020).

3.2	Amended and Restated Bylaws of Jamf Holding Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 27, 2020).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

JAMF HOLDING CORP. (Registrant)

Date: May 10, 2022	By:	/s/ Ian Goodkind
Ian Goodkind
Chief Accounting Officer (Principal Accounting Officer)