Form 10-Q
period 2022-09-30
Jamf Holding Corp.
filed 2022-11-09
CIK 1721947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 28, 2022, the registrant had 121,387,337 shares of common stock, $0.001 par value, outstanding.

JAMF HOLDING CORP.

GLOSSARY
We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q. These terms are defined below. Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company,” “we,” “us,” or “our.”

Term	Definition
2017 Option Plan	2017 Stock Option Plan
2020 Credit Agreement	Credit agreement dated July 27, 2020, as amended, supplemented, or modified
2020 Plan	Jamf Holding Corp. Omnibus Incentive Plan
2020 Revolving Credit Facility	Revolving credit facility available under the 2020 Credit Agreement
2021 ESPP	Jamf Holding Corp. 2021 Employee Stock Purchase Plan
2021 Term Loan Facility	364-day term loan facility incurred under the Credit Agreement Amendment
2026 Notes	Convertible Senior Notes due 2026
ARR	Annual Recurring Revenue
AWS	Amazon Web Services
ASC 321	ASC Topic 321, Investments - Equity Securities
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASC 850	ASC Topic 850, Related Party Disclosures
ASU	Accounting Standards Update
Capped Calls	Privately negotiated capped call transactions with third-party banks that were entered into in the third quarter of 2021
CODM	Chief operating decision maker
Credit Agreement Amendment	Incremental Facility Amendment No. 1 to the 2020 Credit Agreement, dated July 1, 2021
Current Period ARR	ARR from the same cohort of customers used to calculate Prior Period ARR as of the current period end
Digita	Digita Security LLC
EUR	Euro
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. generally accepted accounting principles
GBP	British pound sterling
IPR&D	In-process research and development
JNGF	Jamf Nation Global Foundation
JNUC	Jamf Nation User Conference
LTIP	Long-term incentive plan
Prior Period ARR	ARR from the cohort of all customers as of 12 months prior to period end
RSU	Restricted stock unit
SAFE	Simple agreement for future equity
SEC	Securities and Exchange Commission
SwiftConnect, Inc.	SwiftConnect
UK	United Kingdom
Vista	Vista Equity Partners, LLC and its affiliates
Wandera	Wandera, Inc.
Wandera Merger Agreement	Agreement and Plan of Merger, dated as of May 5, 2021 in connection with the acquisition of Wandera
ZecOps	ZecOps, Inc.
ZTNA	Zero Trust Network Access

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements
JAMF HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$225,480	$177,150
Trade accounts receivable, net of allowances of $462 and $391 at September 30, 2022 and December 31, 2021, respectively	92,882	79,143
Income taxes receivable	406	608
Deferred contract costs	16,472	12,904
Prepaid expenses	16,186	17,581
Other current assets	6,224	4,212
Total current assets	357,650	291,598
Equipment and leasehold improvements, net	19,116	18,045
Goodwill	800,524	845,734
Other intangible assets, net	215,064	264,593
Deferred contract costs, non-current	36,960	29,842
Other assets	38,128	30,608
Total assets	$1,467,442	$1,480,420
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,870	$9,306
Accrued liabilities	57,351	54,022
Income taxes payable	752	167
Deferred revenues	271,721	223,031
Total current liabilities	346,694	286,526
Deferred revenues, non-current	69,509	59,097
Deferred tax liability, net	5,418	8,700
Convertible senior notes, net	363,885	362,031
Other liabilities	22,173	25,640
Total liabilities	807,679	741,994
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at September 30, 2022 and December 31, 2021; 121,340,085 and 119,426,064 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	120	119
Additional paid‑in capital	1,011,205	913,581
Accumulated other comprehensive loss	(64,084)	(7,866)
Accumulated deficit	(287,478)	(167,408)
Total stockholders’ equity	659,763	738,426
Total liabilities and stockholders’ equity	$1,467,442	$1,480,420
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription	$118,524	$90,700	$330,132	$245,900
Services	5,216	4,083	14,187	12,015
License	817	838	4,134	4,671
Total revenue	124,557	95,621	348,453	262,586
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	22,334	18,317	62,870	44,206
Cost of services (exclusive of amortization expense shown below)	3,584	2,955	10,184	8,027
Amortization expense	5,277	5,198	15,760	10,835
Total cost of revenue	31,195	26,470	88,814	63,068
Gross profit	93,362	69,151	259,639	199,518
Operating expenses:
Sales and marketing	54,096	40,856	159,171	103,640
Research and development	30,799	25,608	89,584	58,437
General and administrative	30,061	25,536	103,994	69,288
Amortization expense	7,040	7,025	21,103	18,275
Total operating expenses	121,996	99,025	373,852	249,640
Loss from operations	(28,634)	(29,874)	(114,213)	(50,122)
Interest income (expense), net	45	(1,386)	(1,455)	(1,608)
Loss on extinguishment of debt	—	(449)	—	(449)
Foreign currency transaction loss	(2,624)	(269)	(4,081)	(795)
Loss before income tax (provision) benefit	(31,213)	(31,978)	(119,749)	(52,974)
Income tax (provision) benefit	(89)	1,595	(321)	1,535
Net loss	$(31,302)	$(30,383)	$(120,070)	$(51,439)
Net loss per share, basic and diluted	$(0.26)	$(0.26)	$(1.00)	$(0.44)
Weighted‑average shares used to compute net loss per share, basic and diluted	121,014,325	118,640,565	120,188,587	117,983,463
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(31,302)	$(30,383)	$(120,070)	$(51,439)
Other comprehensive loss:
Foreign currency translation adjustments	(26,510)	(8,120)	(56,218)	(8,120)
Total other comprehensive loss	(26,510)	(8,120)	(56,218)	(8,120)
Comprehensive loss	$(57,812)	$(38,503)	$(176,288)	$(59,559)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount

Three Months Ended September 30, 2022:

Balance, June 30, 2022	120,310,047	$120	$987,576	$(37,574)	$(256,176)	$693,946
Exercise of stock options	476,637	—	3,139	—	—	3,139
Vesting of restricted stock units	553,401	—	—	—	—	—
Share‑based compensation	—	—	20,490	—	—	20,490
Foreign currency translation adjustments	—	—	—	(26,510)	—	(26,510)
Net loss	—	—	—	—	(31,302)	(31,302)
Balance, September 30, 2022	121,340,085	$120	$1,011,205	$(64,084)	$(287,478)	$659,763

Three Months Ended September 30, 2021:

Balance, June 30, 2021	118,249,912	$118	$917,116	$—	$(113,275)	$803,959
Exercise of stock options	269,416	1	1,506	—	—	1,507
Vesting of restricted stock units	507,776	—	—	—	—	—
Share‑based compensation	—	—	15,836	—	—	15,836
Purchase of capped calls	—	—	(36,030)	—	—	(36,030)
Foreign currency translation adjustments	—	—	—	(8,120)	—	(8,120)
Net loss	—	—	—	—	(30,383)	(30,383)
Balance, September 30, 2021	119,027,104	$119	$898,428	$(8,120)	$(143,658)	$746,769
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount

Nine Months Ended September 30, 2022:

Balance, December 31, 2021	119,426,064	$119	$913,581	$(7,866)	$(167,408)	$738,426
Exercise of stock options	747,410	1	4,681	—	—	4,682
Vesting of restricted stock units	1,036,161	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	130,450	—	3,419	—	—	3,419
Share‑based compensation	—	—	89,524	—	—	89,524
Foreign currency translation adjustments	—	—	—	(56,218)	—	(56,218)
Net loss	—	—	—	—	(120,070)	(120,070)
Balance, September 30, 2022	121,340,085	$120	$1,011,205	$(64,084)	$(287,478)	$659,763

Nine Months Ended September 30, 2021:

Balance, December 31, 2020	116,992,472	$117	$903,116	$—	$(92,219)	$811,014
Exercise of stock options	1,526,856	2	8,568	—	—	8,570
Vesting of restricted stock units	507,776	—	—	—	—	—
Share‑based compensation	—	—	22,774	—	—	22,774
Purchase of capped calls	—	—	(36,030)	—	—	(36,030)
Foreign currency translation adjustments	—	—	—	(8,120)	—	(8,120)
Net loss	—	—	—	—	(51,439)	(51,439)
Balance, September 30, 2021	119,027,104	$119	$898,428	$(8,120)	$(143,658)	$746,769
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(120,070)	$(51,439)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	41,738	33,249
Amortization of deferred contract costs	12,091	9,034
Amortization of debt issuance costs	2,040	573
Non-cash lease expense	4,373	3,705
Provision for credit losses and returns	310	(7)
Loss on extinguishment of debt	—	449
Share‑based compensation	89,524	22,774
Deferred tax benefit	(2,019)	(2,568)
Adjustment to contingent consideration	388	4,837
Other	4,603	1,144
Changes in operating assets and liabilities:
Trade accounts receivable	(15,125)	3,184
Income tax receivable/payable	688	(107)
Prepaid expenses and other assets	(3,351)	(8,129)
Deferred contract costs	(22,919)	(18,052)
Accounts payable	7,766	5,020
Accrued liabilities	2,872	1,644
Deferred revenue	59,922	59,464
Other liabilities	—	52
Net cash provided by operating activities	62,831	64,827
Investing activities
Acquisitions, net of cash acquired	(4,023)	(352,711)
Purchases of equipment and leasehold improvements	(5,645)	(7,261)
Purchase of investments	(3,100)	—
Other	(151)	35
Net cash used in investing activities	(12,919)	(359,937)
Financing activities
Proceeds from convertible senior notes	—	373,750
Proceeds from bank borrowings	—	250,000
Payment of bank borrowings	—	(250,000)
Payment for purchase of capped calls	—	(36,030)
Debt issuance costs	(50)	(12,636)
Cash paid for offering costs	(104)	(543)
Cash paid for contingent consideration	(4,588)	(4,206)
Payment of acquisition-related holdback	(200)	—
Proceeds from the exercise of stock options	4,682	8,570
Net cash (used in) provided by financing activities	(260)	328,905
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,322)	(865)
Net increase in cash, cash equivalents, and restricted cash	48,330	32,930
Cash, cash equivalents, and restricted cash, beginning of period	177,150	194,868
Cash, cash equivalents, and restricted cash, end of period	$225,480	$227,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$683	$944
Income taxes, net of refunds	1,630	1,047
Non-cash activities:
Employee stock purchase plan	3,419	—
Deferred consideration accrued but not paid	—	50,000
Debt issuance costs accrued but not paid	—	489
Offering costs accrued but not paid	17	—
Operating lease assets obtained in exchange for operating lease liabilities	7,320	1,469
Purchases of equipment and leasehold improvements accrued but not paid	311	—

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$225,480	$227,148
Restricted cash included in other current assets	—	650
Total cash, cash equivalents, and restricted cash	$225,480	$227,798
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
Unaudited interim condensed consolidated financial information
The interim condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations, of comprehensive loss, and of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2021 was derived from our audited consolidated financial statements that were included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. All adjustments made were of a normal recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period.
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
Revenues by geographic region as determined based on the location where the sale originated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021 (1)
	(in thousands)
The Americas (2)	$86,687	$67,330	$241,816	$188,594
Europe, the Middle East, India, and Africa	28,622	21,815	82,136	55,745
Asia Pacific	9,248	6,476	24,501	18,247
	$124,557	$95,621	$348,453	$262,586
(1) Previously reported revenues by geographic region for the three and nine months ended September 30, 2021 have been revised to correct an immaterial error in the disclosure. There was no impact to total revenues.
(2) The vast majority of our Americas revenues comes from the United States.
Note 2. Summary of significant accounting policies
The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies during the three and nine months ended September 30, 2022. The following describes the impact of certain policies.
Trade accounts receivable, net
The allowance for credit losses is based on an expected loss model that estimates losses over the expected life of the trade accounts receivable. The Company estimates expected credit losses based on the Company’s historical loss information, current and future economic and market conditions, and ongoing review of customers’ account balances.
Activity related to our allowance for credit losses for trade accounts receivable was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$479	$480	$391	$530
Provision	48	37	310	93
Write-offs	(99)	(66)	(281)	(238)
Recoveries of amounts previously written off	34	9	42	75
Balance, end of period	$462	$460	$462	$460

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
Disaggregation of Revenue
The Company separates revenue into subscription and non-subscription categories to disaggregate those revenues that are term-based and renewable from those that are one-time in nature. Revenue from subscription and non-subscription contractual arrangements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
SaaS subscription and support and maintenance	$112,351	$83,775	$312,992	$222,672
On‑premise subscription	6,173	6,925	17,140	23,228
Subscription revenue	118,524	90,700	330,132	245,900
Professional services	5,216	4,083	14,187	12,015
Perpetual licenses	817	838	4,134	4,671
Non‑subscription revenue	6,033	4,921	18,321	16,686
Total revenue	$124,557	$95,621	$348,453	$262,586
Contract Balances
If revenue is recognized in advance of the right to invoice, a contract asset is recorded in other current assets on the condensed consolidated balance sheets. The opening and closing balances of contract assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of the period	$1,840	$1,596	$1,792	$947
Balance, end of the period	1,775	1,726	1,775	1,726
Change	$(65)	$130	$(17)	$779
For the three and nine months ended September 30, 2022 and 2021, the allowance for expected credit losses associated with contract assets was not material.
Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance, and services in advance.
Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of the period	$316,952	$238,457	$282,128	$205,509
Acquisitions	—	5,200	—	5,200
Revenue earned	(96,542)	(71,574)	(199,357)	(144,038)
Deferral of revenue	120,820	98,284	258,459	203,696
Balance, end of the period	$341,230	$270,367	$341,230	$270,367

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
There were no significant changes to our contract assets and liabilities during the three and nine months ended September 30, 2022 and 2021 outside of our sales activities.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancellable amounts to be invoiced. As of September 30, 2022, the Company had $407.3 million of remaining performance obligations, with 73% expected to be recognized as revenue over the succeeding 12 months, and the remainder generally expected to be recognized over the three years thereafter.
Deferred Contract Costs
Sales commissions, as well as associated payroll taxes and retirement plan contributions (together, contract costs), that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the condensed consolidated balance sheets when the period of benefit is determined to be greater than one year.
Total amortization of contract costs was $4.2 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively, and $12.1 million and $9.0 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company periodically reviews these deferred contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three and nine months ended September 30, 2022 and 2021.
Strategic investments
In the third quarter of 2022, the Company made a $1.0 million investment via a SAFE in ZecOps. The SAFE contains customary terms for an instrument of its type, including repayment or conversion upon certain future liquidity events. The investment, which does not have a readily determinable fair value, is measured using the measurement alternative in accordance with ASC 321 and included in other assets on the condensed consolidated balance sheet. As of September 30, 2022, the balance of the investment was $1.0 million. In the third quarter of 2022, the Company also executed a $2.0 million convertible promissory note with SwiftConnect. The note contains customary terms for an instrument of its type, including repayment or conversion upon certain future liquidity events. The note matures on July 29, 2024, and the Company intends to hold the note until maturity, unless it is otherwise repaid or converted pursuant to its terms. The investment is recorded at cost and included in other assets on the condensed consolidated balance sheet. As of September 30, 2022, the balance of the investment was $2.0 million. The Company evaluates its strategic investments quarterly for impairment. During the period ended September 30, 2022, there were no changes in the carrying value of the Company’s strategic investments. All gains and losses on the Company’s strategic investments, whether realized or unrealized, are recognized in the condensed consolidated statements of operations.
Adoption of new accounting pronouncements
Business Combinations — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in accordance with acquisition accounting. The new guidance should be applied prospectively to acquisitions occurring on or after the effective date. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not been issued. The Company early adopted the new standard on January 1, 2022. The adoption of the standard did not have any impact on the

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Company’s condensed consolidated financial statements. We are applying the new guidance to acquisitions completed in 2022 and thereafter.
Note 3. Financial instruments fair value
Assets and liabilities measured at fair value on a recurring basis
The Company invests in money market funds with original maturities at the time of purchase of three months or less, which are measured and recorded at fair value on a recurring basis. Money market funds are valued based on quoted market prices in active markets and classified within Level 1 of the fair value hierarchy.
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
The fair value of these financial instruments were as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$193,848	$—	$—	$193,848
Total cash equivalents	$193,848	$—	$—	$193,848

Liabilities
Contingent consideration:
Accrued liabilities	$—	$—	$5,900	$5,900
Total contingent consideration	$—	$—	$5,900	$5,900

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$146,037	$—	$—	$146,037
Total cash equivalents	$146,037	$—	$—	$146,037

Liabilities
Contingent consideration:
Accrued liabilities	$—	$—	$4,588	$4,588
Other liabilities	—	—	5,512	5,512
Total contingent consideration	$—	$—	$10,100	$10,100
The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table provides a summary of the changes in contingent consideration, which is classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$5,700	$8,300	$10,100	$8,200
Additions	—	—	—	359
Total (gains) losses included in:
Net loss	200	600	388	4,837
Payments	—	—	(4,588)	(4,206)
Other	—	—	—	(290)
Balance, end of period	$5,900	$8,900	$5,900	$8,900
The change in the fair value of the contingent consideration is included in general and administrative expenses in the condensed consolidated statements of operations. The adjustments for the three and nine months ended September 30, 2022 and 2021 primarily reflected updated assumptions about the probability of growth of subscription services.
Fair value measurements of other financial instruments
The following table presents the net carrying value and estimated fair value of the 2026 Notes, which are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2022		December 31, 2021
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$363,885	$305,290	$362,031	$398,044
As of September 30, 2022 and December 31, 2021, the difference between the net carrying value of the 2026 Notes and the principal amount of $373.8 million represents the unamortized debt issuance costs of $9.9 million and $11.7 million, respectively. See Note 8 for more information. The estimated fair value of the 2026 Notes, which is classified as Level 2, was determined based on quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Under the terms of the Wandera Merger Agreement, the Company acquired 100% of the voting equity interest in Wandera and paid total cash consideration of $409.3 million. The total consideration consisted of an initial payment of $359.3 million at close and deferred consideration of $50.0 million that was paid in $25.0 million increments on October 1, 2021 and December 15, 2021. The initial payment of $359.3 million included $0.7 million held back as partial security for post-closing true-up adjustments as well as indemnification claims made within one year of the acquisition date. The amount held back was released in the fourth quarter of 2021. The acquisition was initially financed with cash on hand and borrowings under the 2021 Term Loan Facility.
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Pro forma consolidated revenues and net loss for the three and nine months ended September 30, 2021, calculated as if Wandera had been acquired as of January 1, 2020, are as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in thousands)
Revenues	$95,621	$274,194
Net loss	(28,537)	(61,237)
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
Note 5. Goodwill and other intangible assets
The change in the carrying amount of goodwill was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Goodwill, beginning of period	$823,671	$541,850	$845,734	$541,480
Goodwill acquired	—	310,833	3,014	311,203
Foreign currency translation adjustment	(23,147)	(6,626)	(48,224)	(6,626)
Goodwill, end of period	$800,524	$846,057	$800,524	$846,057

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	September 30, 2022
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,616	$21,079	$13,537	3.1 years
Customer relationships	2 ‑ 12 years	245,673	91,343	154,330	7.5 years
Developed technology	5 - 6.5 years	106,028	61,112	44,916	4.8 years
Non‑competes	2 - 3 years	1,432	753	679	1.3 years
Order backlog	2.5 years	3,337	1,735	1,602	1.3 years
Total intangible assets		$391,086	$176,022	$215,064

	December 31, 2021
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,690	$17,788	$16,902	3.8 years
Customer relationships	2 ‑ 12 years	249,495	75,600	173,895	8.3 years
Developed technology	5 - 6.5 years	116,193	47,142	69,051	5.1 years
Non‑competes	2 - 2.5 years	1,797	439	1,358	2.0 years
Order backlog	2.5 years	3,745	758	2,987	2.0 years
Total intangible assets subject to amortization		405,920	141,727	264,193
IPR&D	Indefinite	400	—	400
Total intangible assets		$406,320	$141,727	$264,593
The gross value in the tables above includes a cumulative foreign currency translation adjustment of $(18.0) million and $(2.1) million as of September 30, 2022 and December 31, 2021, respectively. The accumulated amortization in the table above includes a cumulative foreign currency translation adjustment of $(2.4) million as of September 30, 2022. The cumulative foreign currency translation adjustment for accumulated amortization was not material as of December 31, 2021.
Amortization expense was $12.3 million and $12.2 million for the three months ended September 30, 2022 and 2021, respectively, and $36.9 million and $29.1 million for the nine months ended September 30, 2022 and 2021, respectively.
There were no impairments to goodwill during the three and nine months ended September 30, 2022 and 2021. There were no material impairments to intangible assets during the three and nine months ended September 30, 2022 and 2021.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6. Leases
Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	September 30, 2022	December 31, 2021
		(in thousands)
Assets
Operating lease assets	Other assets	$24,445	$21,600

Liabilities
Operating lease liabilities - current	Accrued liabilities	$6,025	$5,251
Operating lease liabilities - non-current	Other liabilities	22,147	20,086
Total operating lease liabilities		$28,172	$25,337
Maturities of the Company’s operating lease liabilities as of September 30, 2022 were as follows:

Operating Leases
(in thousands)
Years ending December 31:
2022 (remaining three months)	$1,713
2023	6,966
2024	6,030
2025	4,465
2026	4,468
Thereafter	7,646
Total lease payments	31,288
Less: imputed interest	3,116
Total present value of lease liabilities	$28,172
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
Contingencies
From time to time, the Company may be subject to various claims, charges, and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company had no liabilities for contingencies as of September 30, 2022 or December 31, 2021.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 8. Debt
The following table summarizes the balances and availability of our 2026 Notes and 2020 Revolving Credit Facility:

	Outstanding (1)		Unutilized Amount		Interest Rate		Maturity Date
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in thousands)
2026 Notes	$363,885	$362,031	N/A	N/A	0.125%	0.125%	Sept. 1, 2026
2020 Revolving Credit Facility	1,037	1,037	$148,963	$148,963	1.25%	1.25%	July 27, 2025
(1) Represents the net carrying amount of our 2026 Notes and outstanding letters of credit under the 2020 Revolving Credit Facility.
Convertible Senior Notes
On September 17, 2021, the Company issued $373.8 million aggregate principal amount of 0.125% 2026 Notes in a private offering. The initial conversion rate for the 2026 Notes is 20.0024 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $49.99 per share of common stock. As of September 30, 2022, the conditions allowing holders of the 2026 Notes to convert were not met.
The following table sets forth the interest expense related to the 2026 Notes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Contractual interest expense	$116	$18	$350	$18
Amortization of issuance costs	620	95	1,854	95
The effective interest rate on the 2026 Notes was 0.81% for both the three and nine months ended September 30, 2022 and 2021. See Note 3 for additional information on the Company’s 2026 Notes.
Capped Calls
In the third quarter of 2021, the Company also entered into the Capped Calls. The Capped Calls each have an initial strike price of approximately $49.99 per share and an initial cap price of $71.42 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 7.5 million shares of the Company’s common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Company paid approximately $36.0 million from the net proceeds from the issuance and sale of the 2026 Notes to purchase the Capped Calls and recorded the Capped Calls as a reduction to additional paid-in capital in the condensed consolidated balance sheet.
Credit Agreement
The 2020 Credit Agreement provides for the 2020 Revolving Credit Facility of $150.0 million, which may be increased or decreased under specific circumstances, with a $25.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the 2020 Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. The 2020 Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants, and events of default. We were in compliance with such covenants as of both September 30, 2022 and December 31, 2021.
As of September 30, 2022 and December 31, 2021, debt issuance costs related to the 2020 Credit Agreement of $0.7 million and $0.9 million, respectively, are included in other assets in the condensed consolidated balance sheets.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The Company recognized stock-based compensation expense for all equity arrangements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$2,479	$1,716	$6,495	$2,384
Services	344	229	961	381
Sales and marketing	6,955	4,833	26,625	6,763
Research and development	5,130	5,145	19,620	7,076
General and administrative	5,582	3,913	35,823	6,170
	$20,490	$15,836	$89,524	$22,774
Equity Incentive Plans
The maximum number of shares of common stock available for issuance under the 2020 Plan was 24,256,740 shares as of January 1, 2022. As of September 30, 2022, 13,868,695 shares of common stock are reserved for additional grants under the 2020 Plan. As of September 30, 2022, 128,928 shares of common stock are reserved for additional grants under the 2017 Option Plan. All stock options previously granted by the Company were at an exercise price at or above the estimated fair market value of the Company’s common stock as of the grant date. No options were granted during the nine months ended September 30, 2022.
Return Target Options
The table below summarizes return target option activity for the nine months ended September 30, 2022:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	3,687,664	$6.75	6.8	$115,278
Granted	—	—		—
Exercised	(384,744)	6.85		7,465
Forfeitures	—	—		—
Outstanding, September 30, 2022	3,302,920	$6.74	6.0	$50,938
Options exercisable at September 30, 2022	3,302,920	$6.74	6.0	$50,938
Vested or expected to vest at September 30, 2022	3,302,920	$6.74	6.0	$50,938

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options on the last day of the period. The return target options outstanding on June 27, 2022 were modified such that these options were deemed fully vested as of June 30, 2022. This modification resulted in the recognition of $33.0 million of stock-based compensation expense during the three months ended June 30, 2022. There is no remaining unrecognized compensation expense related to these return target options as of September 30, 2022. The total fair value of return target options vested during the nine months ended September 30, 2022 was $33.0 million.
Service-Based Options
The table below summarizes the service-based option activity for the nine months ended September 30, 2022:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	1,643,266	$5.68	6.1	$53,129
Granted	—	—		—
Exercised	(362,666)	5.65		10,258
Forfeitures	—	—		—
Outstanding, September 30, 2022	1,280,600	$5.69	5.3	$21,093
Options exercisable at September 30, 2022	1,202,964	$5.55	5.2	$19,984
Vested or expected to vest at September 30, 2022	1,280,600	$5.69	5.3	$21,093
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options on the last date of the period. Service-based options vest over four years with 25% vesting one year after grant and the remainder vesting ratably on a quarterly basis thereafter. The total fair value of service-based options vested during the nine months ended September 30, 2022 was $0.5 million. There was $0.5 million of unrecognized compensation expense related to service-based options that is expected to be recognized over a weighted-average period of 1.1 years as of September 30, 2022. The Company issues new shares when service-based options are exercised. All service-based options outstanding under the Company’s option plans have exercise prices equal to the fair value of the Company’s stock on the grant date. All awards expire after 10 years.
Restricted Stock Units
RSU activity for the nine months ended September 30, 2022 was as follows:

	Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding, December 31, 2021	6,890,938	$31.59
Granted	3,491,707	28.45
Vested	(1,036,161)	32.66
Forfeited	(524,632)	30.95
Outstanding, September 30, 2022	8,821,852	$30.26
RSUs under the 2020 Plan generally vest ratably on an annual basis over four years. There was $226.0 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 3.1 years as of September 30, 2022. The total fair value of RSUs vested during the nine months ended September 30, 2022 was $33.9 million.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Long-Term Incentive Plan
In the third quarter of 2021, the Company offered employees with LTIP grants the opportunity to convert those awards into RSUs under the 2020 Plan. Upon conversion, 50% of the RSUs vested immediately and the remaining 50% vested on the one year anniversary of the grant date, provided the employee remained continuously employed by the Company through the vesting date. All employees elected to convert their outstanding LTIP grants into RSUs, resulting in grants totaling 413,234 shares.
The conversion of the previously outstanding LTIP grants into RSUs resulted in the recognition of $1.3 million and $4.5 million of stock-based compensation expense during the three and nine months ended September 30, 2022, respectively, and $8.0 million of stock-based compensation expense during both the three and nine months ended September 30, 2021. The expense on the unvested RSUs was recognized on a straight-line basis over the vesting period.
Employee Stock Purchase Plan
As of September 30, 2022, the Company has withheld, at the employees’ request, $3.0 million of eligible employee compensation, which is included in accrued liabilities in the condensed consolidated balance sheet, for purchases of common stock under the 2021 ESPP.
As of September 30, 2022, 4,063,810 shares of common stock are reserved for future issuance under the 2021 ESPP. During the nine months ended September 30, 2022, the Company’s employees purchased 130,450 shares of common stock under the 2021 ESPP at a purchase price of $26.18 per share. Total proceeds to the Company were $3.4 million during the nine months ended September 30, 2022.
The average grant date fair value for the offering period under the 2021 ESPP that commenced on May 2, 2022 was $9.22 per share. The Company used the following assumptions in the Black-Scholes option pricing model to estimate the fair value:

Three and Nine Months Ended September 30, 2022
Expected term	0.5 years
Expected volatility	60.05%
Risk-free interest rate	1.49%
Expected dividend yield	—%
There was $0.2 million of unrecognized compensation expense related to the 2021 ESPP that is expected to be recognized over a period of one month as of September 30, 2022.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 10. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(31,302)	$(30,383)	$(120,070)	$(51,439)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	121,014,325	118,640,565	120,188,587	117,983,463
Basic and diluted net loss per share	$(0.26)	$(0.26)	$(1.00)	$(0.44)
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and nine months ended September 30, 2022 and 2021, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of September 30,
	2022	2021
Stock options outstanding	4,583,520	5,707,634
Unvested restricted stock units	8,821,852	3,427,190
Shares related to the 2026 Notes	7,475,897	7,475,897
Shares committed under the 2021 ESPP	196,410	—
Total potentially dilutive securities	21,077,679	16,610,721
Note 11.     Income taxes
The Company’s effective tax rates for the three months ended September 30, 2022 and 2021 were (0.3)% and 5.0%, respectively. The change in the effective tax rate for the three months ended September 30, 2022 compared to the prior year period was primarily due to valuation allowances and the Wandera acquisition purchase accounting impacts. The effective tax rate for the three months ended September 30, 2022 differs from the statutory rate primarily as a result of valuation allowances. The effective tax rate for the three months ended September 30, 2022 was impacted by $0.5 million of discrete income tax expense. The Company’s annual effective tax rates for the three months ended September 30, 2022 and 2021 were 1.4% and 2.8%, respectively.
The Company’s effective tax rates for the nine months ended September 30, 2022 and 2021 were (0.3)% and 2.9%, respectively. The change in the effective tax rate for the nine months ended September 30, 2022 compared to the prior year period was primarily due to valuation allowances and the Wandera acquisition purchase accounting impacts. The effective tax rate for the nine months ended September 30, 2022 differs from the statutory rate primarily as a result of valuation allowances. The effective tax rate for the nine months ended September 30, 2022 was impacted by $2.0 million of discrete income tax expense.
Note 12. Related party transactions
As of September 30, 2022 and December 31, 2021, the Company accrued $1.0 million and $1.5 million, respectively, related to JNGF pledges, which are included in accrued liabilities in the condensed consolidated balance sheets. The Company may engage in transactions in the ordinary course of business with significant shareholders or other companies whose directors

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
or officers may also serve as directors or officers for the Company. The Company carries out these transactions on customary terms.
Vista is a U.S.-based investment firm that controls the funds which previously owned a majority of the Company. In 2021, Vista sold a portion of its investment in the Company such that its funds no longer owned a majority of the Company as of September 30, 2022. However, Vista is deemed a related party in accordance with ASC 850 as it continues to be a principal owner of the Company. There were no material transactions with Vista or its affiliates during the three and nine months ended September 30, 2022 and 2021.
Note 13. Subsequent events
In September 2022, we entered into a definitive agreement to acquire ZecOps, a leader in mobile detection and response. This acquisition uniquely positions Jamf to help IT and security teams strengthen their organization’s mobile security posture. The transaction is expected to close in the fourth quarter of 2022, subject to customary closing conditions.

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
•risks and uncertainties associated with acquisitions and divestitures (such as our acquisition of ZecOps);
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
Sustain product innovation and technology leadership. Our success is dependent on our ability to sustain product innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform, and we intend to further extend the adoption of our platform through additional innovation. While sales of subscriptions to our Jamf Pro product account for most of our revenue, we intend to continue to invest in building additional products, features, and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell additional products to both new and existing customers. For example, in 2018, we introduced Jamf Connect to provide users with a seamless connection to corporate resources using a single identity, and, in 2019, we introduced Jamf Protect to extend Apple’s security and privacy model to enterprise teams by creating unprecedented visibility into MacOS fleets through customized remote monitoring and threat detection and prevention. In July 2021, we completed our acquisition of Wandera, which enhanced our Apple Enterprise Management Platform and strengthened our position in security and mobile with expansion opportunities. Wandera solutions include Jamf Threat Defense, Jamf Data Policy, and Jamf Private Access, which uniquely position us to address trends in digital transformation, remote work, and ZTNA.
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
Continue international expansion. Our international growth in any region will depend on our ability to effectively implement our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of devices and services by region, and our brand awareness and perception. We plan to continue making investments in our international sales and marketing channels to take advantage of this market opportunity while refining our go-to-market approach based on local market dynamics. While we believe global demand for our platform will increase as international market awareness of Jamf grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems (including with respect to data transfer and privacy), alternative dispute systems, commercial markets, and geopolitical challenges. In addition, global demand for our platform and the growth of our international operations is dependent upon the rate of market adoption of Apple products in international markets. Our acquisition of Wandera, a global company with key offices in London, Brno, and San Francisco, further expanded our international presence.
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
The number of devices on our software platform was 29.3 million and 25.0 million as of September 30, 2022 and 2021, respectively, representing a 17% year-over-year growth rate. The increase in number of devices reflects our growth across industries, products, and geographies.
Annual Recurring Revenue
ARR represents the annualized value of all subscription and support and maintenance contracts as of the end of the period. ARR mitigates fluctuations due to seasonality, contract term, and the sales mix of subscriptions for term-based licenses and SaaS. In 2022, ARR is calculated on a constant currency basis using a rate which approximates the beginning of the year exchange rate. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.
Our ARR was $490.5 million and $384.8 million as of September 30, 2022 and 2021, respectively, which is an increase of 27% year-over-year. The growth in our ARR is primarily driven by device expansion, the addition of new customers, and cross-selling.
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
Our dollar-based net retention rates were 115% and 119% for the trailing twelve months ended September 30, 2022 and 2021, respectively. Our dollar-based net retention rate for the trailing twelve months ended September 30, 2021 was based on our Jamf legacy business and did not include Wandera since it had not been a part of our business for the full trailing twelve months. Our high dollar-based net retention rates are primarily attributable to an expansion of devices and our ability to cross-sell our new solutions to our installed base.

Components of Results of Operations
Revenue
We recognize revenue under ASC 606 when or as performance obligations are satisfied. We derive revenue primarily from sales of SaaS subscriptions and support and maintenance contracts and, to a lesser extent, sales of on-premise subscriptions and perpetual licenses and services.
Subscription. Subscription revenue consists of sales of SaaS subscriptions and on-premise subscription licenses as well as support and maintenance contracts. We sell our software solutions primarily with a one-year contract term. We typically invoice SaaS subscription fees and support and maintenance fees annually in advance and recognize revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. The license portion of on-premise subscription revenue is recognized upfront, assuming all revenue recognition criteria are satisfied. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information. Beginning in the third quarter of 2021, we updated how we deliver our Jamf Connect product resulting in a change in revenue recognition, with less revenue recognized upfront as on-premise subscription revenue. This revenue is now recognized ratably over the term of the subscription, in line with the majority of our revenue. We expect subscription revenue to increase over time as we expand our customer base because sales to new customers are expected to be primarily SaaS subscriptions.
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
Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation costs, sales commissions, costs of general marketing and promotional activities, travel-related expenses, and allocated overhead. Sales commissions as well as associated payroll taxes and retirement plan contributions (together, contract costs) that are incremental to the acquisition of customer contracts are capitalized and amortized over the period of benefit, which is estimated to be generally 5 years. We expect our sales and marketing expenses to increase on an absolute dollar basis as we expand our sales personnel and marketing efforts.
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
Interest Income (Expense), Net
Interest income (expense), net primarily consists of interest charges and amortization of capitalized issuance costs related to our 2026 Notes, as well as interest income earned on our cash and cash equivalents. In the third quarter of 2021, we reclassified the unused commitment fee on our line of credit from general and administrative expenses to interest expense, net on a prospective basis. The impact to prior period financial statements was not material.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Subscription	$118,524	$90,700	$330,132	$245,900
Services	5,216	4,083	14,187	12,015
License	817	838	4,134	4,671
Total revenue	124,557	95,621	348,453	262,586
Cost of revenue:
Cost of subscription(1)(2)(3)(4) (exclusive of amortization expense shown below)	22,334	18,317	62,870	44,206
Cost of services(1)(2)(3) (exclusive of amortization expense shown below)	3,584	2,955	10,184	8,027
Amortization expense	5,277	5,198	15,760	10,835
Total cost of revenue	31,195	26,470	88,814	63,068
Gross profit	93,362	69,151	259,639	199,518
Operating expenses:
Sales and marketing(1)(2)(3)(4)	54,096	40,856	159,171	103,640
Research and development(1)(2)(3)(4)	30,799	25,608	89,584	58,437
General and administrative(1)(2)(3)(4)	30,061	25,536	103,994	69,288
Amortization expense	7,040	7,025	21,103	18,275
Total operating expenses	121,996	99,025	373,852	249,640
Loss from operations	(28,634)	(29,874)	(114,213)	(50,122)
Interest income (expense), net	45	(1,386)	(1,455)	(1,608)
Loss on extinguishment of debt	—	(449)	—	(449)
Foreign currency transaction loss	(2,624)	(269)	(4,081)	(795)
Loss before income tax (provision) benefit	(31,213)	(31,978)	(119,749)	(52,974)
Income tax (provision) benefit	(89)	1,595	(321)	1,535
Net loss	$(31,302)	$(30,383)	$(120,070)	$(51,439)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$2,479	$1,716	$6,495	$2,384
Services	344	229	961	381
Sales and marketing	6,955	4,833	26,625	6,763
Research and development	5,130	5,145	19,620	7,076
General and administrative	5,582	3,913	35,823	6,170
	$20,490	$15,836	$89,524	$22,774

(2) Includes payroll taxes related to stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$109	$112	$133	$112
Services	23	22	24	22
Sales and marketing	366	270	443	416
Research and development	142	174	246	291
General and administrative	92	148	275	501
	$732	$726	$1,121	$1,342
(3) Includes depreciation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$285	$302	$891	$814
Services	40	43	126	124
Sales and marketing	669	608	1,986	1,706
Research and development	409	341	1,165	923
General and administrative	234	194	707	572
	$1,637	$1,488	$4,875	$4,139
(4) Includes acquisition-related expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$—	$17	$61	$17
Sales and marketing	—	34	7	34
Research and development	246	549	792	590
General and administrative	1,536	1,859	2,571	4,143
	$1,782	$2,459	$3,431	$4,784
General and administrative also includes acquisition-related earnout of $0.2 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $4.8 million for the nine months ended September 30, 2022 and 2021, respectively. The acquisition-related earnout was an expense for both the three and nine months ended September 30, 2022 and 2021 reflecting the increase in fair value of the Digita acquisition contingent liability due to growth in sales of our Jamf Protect product. General and administrative also includes legal reserve of $4.2 million for the nine months ended September 30, 2021.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as a percentage of total revenue)
Revenue:
Subscription	95%	95%	95%	94%
Services	4	4	4	4
License	1	1	1	2
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	18	19	18	17
Cost of services (exclusive of amortization expense shown below)	3	3	3	3
Amortization expense	4	6	4	4
Total cost of revenue	25	28	25	24
Gross profit	75	72	75	76
Operating expenses:
Sales and marketing	43	43	46	40
Research and development	25	27	26	22
General and administrative	24	26	30	26
Amortization expense	6	7	6	7
Total operating expenses	98	103	108	95
Loss from operations	(23)	(31)	(33)	(19)
Interest income (expense), net	—	(1)	—	(1)
Loss on extinguishment of debt	—	(1)	—	—
Foreign currency transaction loss	(2)	—	(1)	—
Loss before income tax (provision) benefit	(25)	(33)	(34)	(20)
Income tax (provision) benefit	—	1	—	—
Net loss	(25)%	(32)%	(34)%	(20)%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
SaaS subscription and support and maintenance	$112,351	$83,775	$28,576	34%	$312,992	$222,672	$90,320	41%
On‑premise subscription	6,173	6,925	(752)	(11)	17,140	23,228	(6,088)	(26)
Subscription revenue	118,524	90,700	27,824	31	330,132	245,900	84,232	34
Professional services	5,216	4,083	1,133	28	14,187	12,015	2,172	18
Perpetual licenses	817	838	(21)	(3)	4,134	4,671	(537)	(11)
Non-subscription revenue	6,033	4,921	1,112	23	18,321	16,686	1,635	10
Total revenue	$124,557	$95,621	$28,936	30%	$348,453	$262,586	$85,867	33%
Total revenue increased by $28.9 million, or 30%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Overall revenue increased primarily as a result of higher subscription revenue. Subscription revenue accounted for 95% of total revenue for both the three months ended September 30, 2022 and 2021. The increase in subscription revenue was driven by device expansion, the addition of new customers, and cross-selling.
Total revenue increased by $85.9 million, or 33%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Overall revenue increased primarily as a result of higher subscription revenue. Subscription revenue accounted for 95% of total revenue for the nine months ended September 30, 2022 compared to 94% for the nine months ended September 30, 2021. The increase in subscription revenue was driven by device expansion, the addition of new customers, and cross-selling, as well as the contribution of revenue from Wandera, partially offset by the impact from a change in revenue recognition related to our Jamf Connect product resulting from updates to how we deliver the product.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$22,334	$18,317	$4,017	22%	$62,870	$44,206	$18,664	42%
Cost of services (exclusive of amortization expense show below)	3,584	2,955	629	21	10,184	8,027	2,157	27
Amortization expense	5,277	5,198	79	2	15,760	10,835	4,925	45
Total cost of revenue	$31,195	$26,470	$4,725	18%	$88,814	$63,068	$25,746	41%
Gross margin	75%	72%			75%	76%
Cost of revenue increased by $4.7 million, or 18%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 driven by an increase in cost of subscription revenue. Cost of subscription revenue increased $4.0 million, or 22%, primarily due to a $1.6 million increase in employee compensation costs related to higher headcount to support the growth in our subscription customer base, a $0.8 million increase in stock-based compensation expense and related payroll taxes, and a $1.3 million increase in third party hosting fees as we increased capacity to support our growth. Cost of services revenue increased $0.6 million, or 21%, as a result of higher employee compensation costs and stock-based compensation expense.
Cost of revenue increased by $25.7 million, or 41%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 driven by an increase in cost of subscription revenue and amortization expense. Cost of subscription revenue increased $18.7 million, or 42%, primarily due to a $7.7 million increase in employee compensation costs related to higher headcount to support the growth in our subscription customer base and the Wandera acquisition, a $5.9 million increase in third party hosting fees as we increased capacity to support our growth and the Wandera acquisition, and a $4.1 million increase in stock-based compensation expense and related payroll taxes. Cost of services revenue increased $2.2 million, or 27%, as a result of higher employee compensation costs and stock-based compensation expense.

Amortization expense increased $4.9 million, or 45%, primarily reflecting the increase in intangible assets due to the Wandera acquisition.
Total gross margin was 75% and 72% for the three months ended September 30, 2022 and 2021, respectively, and 75% and 76% for the nine months ended September 30, 2022 and 2021, respectively. Total gross margin for the three months ended September 30, 2022 increased compared to the prior year period as our revenue expanded faster than the costs required to deliver the revenue. The decline in total gross margin for the nine months ended September 30, 2022 compared to the prior year period was due to the increase in total cost of revenue described above as well as an impact to revenue due to a change in revenue recognition related to our Jamf Connect product resulting from updates to how we deliver the product.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$54,096	$40,856	$13,240	32%	$159,171	$103,640	$55,531	54%
Research and development	30,799	25,608	5,191	20	89,584	58,437	31,147	53
General and administrative	30,061	25,536	4,525	18	103,994	69,288	34,706	50
Amortization expense	7,040	7,025	15	—	21,103	18,275	2,828	15
Operating expenses	$121,996	$99,025	$22,971	23%	$373,852	$249,640	$124,212	50%
Sales and Marketing. Sales and marketing expenses increased by $13.2 million, or 32%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a $6.6 million increase in employee compensation costs driven by higher headcount due to growth in the business, a $2.2 million increase in stock-based compensation expense and related payroll taxes, a $2.6 million increase in marketing costs, a $1.1 million increase in travel-related expenses, and a $0.4 million increase in computer hardware and software costs to support the growth of the business. Marketing costs increased primarily due to increases in demand generation programs, advertising, and brand awareness campaigns focused on new customer acquisition, as well as timing of costs associated with JNUC.
Sales and marketing expenses increased by $55.5 million, or 54%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a $23.5 million increase in employee compensation costs driven by higher headcount due to growth in the business and the Wandera acquisition, a $19.9 million increase in stock-based compensation expense and related payroll taxes, a $6.5 million increase in marketing costs, a $2.7 million increase in travel-related expenses, and a $1.5 million increase in computer hardware and software costs to support the growth of the business. Marketing costs increased primarily due to increases in demand generation programs, advertising, and brand awareness campaigns focused on new customer acquisition, as well as timing of costs associated with JNUC. The increase in stock-based compensation expense was primarily due to $7.4 million of expense related to the modification of return target options in the second quarter of 2022 and an increase in expense related to RSU awards.
Research and Development. Research and development expenses increased by $5.2 million, or 20%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a $4.0 million increase in employee compensation costs driven by higher headcount due to growth in the business, a $1.0 million increase in outside services, and a $0.5 million increase in computer hardware and software costs to support the growth of the business.
Research and development expenses increased by $31.1 million, or 53%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a $15.7 million increase in employee compensation costs driven by higher headcount due to growth in the business and the Wandera acquisition, a $12.5 million increase in stock-based compensation expense and related payroll taxes, a $1.3 million increase in computer hardware and software costs to support the growth of the business, and a $0.7 million increase in outside services. The increase in stock-based compensation expense was primarily due to $5.7 million of expense related to the modification of return target options in the second quarter of 2022 and an increase in expense related to RSU awards.
General and Administrative. General and administrative expenses increased by $4.5 million, or 18%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to a $2.9 million increase in employee compensation costs driven by higher headcount to support our continued growth, a $1.6 million increase in stock-based compensation expense and related payroll taxes, and a $0.4 million increase in computer hardware and software costs to support the growth of the business, partially offset by a $0.4 million decrease in acquisition-related earnout.
General and administrative expenses increased by $34.7 million, or 50%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a $10.8 million increase in employee compensation costs driven by higher headcount to support our continued growth and the Wandera acquisition, a $29.4 million increase in stock-based compensation expense and related payroll taxes, a $1.9 million increase in outside services, and a $1.6 million increase in computer hardware and software costs to support the growth of the business, partially offset by a $4.2 million decrease in legal reserve, a $4.4 million decrease in acquisition-related earnout, a $1.6 million decrease in acquisition-related costs, and a $0.5 million decrease in offering costs. The increase in stock-based compensation expense was primarily due to $19.9 million of expense related to the modification of return target options in the second quarter of 2022 and an increase in expense related to RSU awards.
Amortization Expense. Amortization expense increased by $2.8 million, or 15%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily reflecting the increase in intangible assets due to the Wandera acquisition.
Interest Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Interest income (expense), net	$45	$(1,386)	$1,431	NM	$(1,455)	$(1,608)	$(153)	(10)%
NM Not Meaningful.
Interest income (expense), net increased by $1.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily reflecting higher interest income due to higher average invested balances and higher earned interest rates as well as lower interest charges, partially offset by higher amortization of issuance costs on the 2026 Notes.
Interest expense, net decreased by $0.2 million, or 10%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily reflecting higher interest income due to higher earned interest rates and lower interest charges, partially offset by higher amortization of issuance costs on the 2026 Notes.
Loss on Extinguishment of Debt

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$449	$(449)	(100)%	$—	$449	$(449)	(100)%
Loss on extinguishment of debt of $0.4 million for the three and nine months ended September 30, 2021 consists of the write off of debt issuance costs upon the early repayment of the 2021 Term Loan Facility.
Foreign Currency Transaction Loss

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Foreign currency transaction loss	$2,624	$269	$2,355	NM	$4,081	$795	$3,286	NM
NM Not Meaningful.
Foreign currency transaction loss increased by $2.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to the impact of the decline in the GBP and EUR against the dollar on the remeasurement of foreign currency transactions.

Foreign currency transaction loss increased by $3.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the impact of the decline in the GBP and EUR against the dollar on the remeasurement of foreign currency transactions.
Income Tax (Provision) Benefit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Income tax (provision) benefit	$(89)	$1,595	$(1,684)	NM	$(321)	$1,535	$(1,856)	NM
NM Not Meaningful.
The effective tax rates for the three months ended September 30, 2022 and 2021 were (0.3)% and 5.0%, respectively. The change in the effective tax rate for the three months ended September 30, 2022 compared to the prior year period was primarily due to valuation allowances and the Wandera acquisition purchase accounting impacts. The Company’s annual effective tax rates for the three months ended September 30, 2022 and 2021 were 1.4% and 2.8%, respectively.
The effective tax rates for the nine months ended September 30, 2022 and 2021 were (0.3)% and 2.9%, respectively. The change in the effective tax rate for the nine months ended September 30, 2022 compared to the prior year period was primarily due to valuation allowances and the Wandera acquisition purchase accounting impacts. The effective tax rate for the nine months ended September 30, 2022 was impacted by $2.0 million of discrete income tax expense.
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

A reconciliation of non-GAAP gross profit to gross profit and non-GAAP gross profit margin to gross profit margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Gross profit	$93,362	$69,151	$259,639	$199,518
Amortization expense	5,277	5,198	15,760	10,835
Stock-based compensation	2,823	1,945	7,456	2,765
Acquisition-related expense	—	17	61	17
Payroll taxes related to stock-based compensation	132	134	157	134
Non-GAAP gross profit	$101,594	$76,445	$283,073	$213,269
Gross profit margin	75%	72%	75%	76%
Non-GAAP gross profit margin	82%	80%	81%	81%
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
A reconciliation of non-GAAP operating income to operating loss and non-GAAP operating income margin to operating loss margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating loss	$(28,634)	$(29,874)	$(114,213)	$(50,122)
Amortization expense	12,317	12,223	36,863	29,110
Stock-based compensation	20,490	15,836	89,524	22,774
Acquisition-related expense	1,782	2,459	3,431	4,784
Acquisition-related earnout	200	600	388	4,837
Offering costs	—	—	124	594
Payroll taxes related to stock-based compensation	732	726	1,121	1,342
Legal reserve	—	—	—	4,200
Non-GAAP operating income	$6,887	$1,970	$17,238	$17,519
Operating loss margin	(23)%	(31)%	(33)%	(19)%
Non-GAAP operating income margin	6%	2%	5%	7%
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
A reconciliation of non-GAAP net income to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(31,302)	$(30,383)	$(120,070)	$(51,439)
Exclude: Income tax (provision) benefit	(89)	1,595	(321)	1,535
Loss before income tax (provision) benefit	(31,213)	(31,978)	(119,749)	(52,974)
Amortization expense	12,317	12,223	36,863	29,110
Stock-based compensation	20,490	15,836	89,524	22,774
Foreign currency transaction loss	2,624	269	4,081	795
Loss on extinguishment of debt	—	449	—	449
Amortization of debt issuance costs	682	324	2,040	324
Acquisition-related expense	1,782	2,459	3,431	4,784
Acquisition-related earnout	200	600	388	4,837
Offering costs	—	—	124	594
Payroll taxes related to stock-based compensation	732	726	1,121	1,342
Legal reserve	—	—	—	4,200
Non-GAAP income before income taxes	7,614	908	17,823	16,235
Non-GAAP provision for income taxes (1)	(1,828)	(218)	(4,278)	(3,896)
Non-GAAP net income	$5,786	$690	$13,545	$12,339
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
Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted for interest (income) expense, net, provision (benefit) for income taxes, depreciation and amortization expense, stock-based compensation expense, foreign currency transaction loss, loss on extinguishment of debt, acquisition-related expense, acquisition-related earnout, costs associated with our secondary offerings, payroll taxes related to stock-based compensation, and legal reserve.

A reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(31,302)	$(30,383)	$(120,070)	$(51,439)
Interest (income) expense, net	(45)	1,386	1,455	1,608
Provision (benefit) for income taxes	89	(1,595)	321	(1,535)
Depreciation expense	1,637	1,488	4,875	4,139
Amortization expense	12,317	12,223	36,863	29,110
Stock-based compensation	20,490	15,836	89,524	22,774
Foreign currency transaction loss	2,624	269	4,081	795
Loss on extinguishment of debt	—	449	—	449
Acquisition-related expense	1,782	2,459	3,431	4,784
Acquisition-related earnout	200	600	388	4,837
Offering costs	—	—	124	594
Payroll taxes related to stock-based compensation	732	726	1,121	1,342
Legal reserve	—	—	—	4,200
Adjusted EBITDA	$8,524	$3,458	$22,113	$21,658
Liquidity and Capital Resources
General
As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $225.5 million, which were held for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions, as well as the available balance of the 2020 Revolving Credit Facility, described in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our cash equivalents are comprised of money market funds and/or U.S. Treasuries with original maturities at the time of purchase of three months or less. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to make continued investments in supporting the growth of our business in the future.
A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2022, we had deferred revenue of $341.2 million, of which $271.7 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
On July 1, 2021, we completed our acquisition of Wandera for total consideration of $409.3 million. The total consideration consisted of an initial payment of $359.3 million at close and deferred consideration of $50.0 million that was paid in $25.0 million increments on October 1, 2021 and December 15, 2021. We initially financed the acquisition with cash on hand and proceeds from the Company’s $250.0 million 2021 Term Loan Facility. On July 1, 2021, we entered into the Credit Agreement Amendment, which amended our 2020 Credit Agreement. The Credit Agreement Amendment provided for the 2021 Term Loan Facility, a new 364-day term loan facility in an aggregate principal amount of $250.0 million on substantially the same terms and conditions as our existing 2020 Credit Agreement. The Company repaid the principal amount of the 2021 Term Loan Facility on September 23, 2021 with proceeds from the issuance and sale of the 2026 Notes. As of September 30, 2022, there were no amounts outstanding under the 2020 Credit Agreement, other than $1.0 million in outstanding letters of credit.
The interest rates applicable to borrowings under the 2020 Credit Agreement are, at the borrower's option, either (i) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% and (c) the Adjusted LIBO Rate (subject to a floor) for a one month Interest Period (each term as defined in the 2020 Credit Agreement) plus 1%, or (ii) the Adjusted LIBO Rate (subject to a floor of 0.0%) equal to the LIBO Rate (as defined in the 2020 Credit Agreement) for the applicable Interest Period multiplied by the Statutory Reserve Rate (each term as defined in the 2020 Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the 2020 Credit Agreement). The

Applicable Rate (i) for base rate loans range from 0.25% to 1.0% per annum and (ii) for LIBO Rate loans range from 1.25% to 2.0% per annum, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the 2020 Credit Agreement).
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
Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$62,831	$64,827
Net cash used in investing activities	(12,919)	(359,937)
Net cash (used in) provided by financing activities	(260)	328,905
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,322)	(865)
Net increase in cash, cash equivalents, and restricted cash	48,330	32,930
Cash, cash equivalents, and restricted cash, beginning of period	177,150	194,868
Cash, cash equivalents, and restricted cash, end of period	$225,480	$227,798
Cash paid for interest	$683	$944
Cash paid for purchases of equipment and leasehold improvements	5,645	7,261
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscriptions. Our primary use of cash from operating activities is for employee-related expenditures, marketing expenses, and third-party hosting costs.
For the nine months ended September 30, 2022, net cash provided by operating activities was $62.8 million reflecting our net loss of $120.1 million, adjusted for non-cash charges of $153.0 million and net cash inflows of $29.9 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, non-cash lease expense, and amortization of debt issuance costs. The primary drivers of net cash inflows from changes in operating assets and liabilities included an increase of $59.9 million in deferred revenue due to growth in subscription revenues and an increase of $10.6 million in accounts payable and accrued liabilities. These changes were partially offset by an increase of $22.9 million in deferred contract costs due to an increase in capitalized costs, an increase of $15.1 million in trade accounts receivable due to higher sales and the timing of cash receipts from our customers, and an increase of $3.4 million in prepaid expenses and other assets.
For the nine months ended September 30, 2021, net cash provided by operating activities was $64.8 million reflecting our net loss of $51.4 million, adjusted for non-cash charges of $73.2 million and net cash inflows of $43.1 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, non-cash lease expense, share-based compensation, and a $4.8 million adjustment to contingent consideration. The primary drivers of net cash inflows from changes in operating assets and liabilities included an increase of $59.5 million in deferred revenue due to growth in subscription revenues, an increase of $6.7 million in accounts payable and accrued liabilities due to growth of the business, and a decrease in trade accounts receivable of $3.2 million due to timing of cash receipts from our customers and higher collections. These changes were partially offset by an increase of $18.1 million in deferred contract costs due to an increase in capitalized costs and an increase of $8.1 million in prepaid expenses and other assets.
Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities was $12.9 million driven by purchases of $5.6 million in equipment and leasehold improvements, cash paid for two acquisitions of $4.0 million, and cash paid for the purchase of investments of $3.1 million.
During the nine months ended September 30, 2021, net cash used in investing activities was $359.9 million driven by the acquisition of Wandera for $349.7 million, net of cash acquired, the acquisition of cmdReporter for $3.0 million, and purchases of $7.3 million in equipment and leasehold improvements for updates to office space and hardware and software.
Financing Activities
Net cash used in financing activities of $0.3 million during the nine months ended September 30, 2022 was primarily due to $4.6 million paid for contingent consideration associated with the Digita acquisition, offset by proceeds of $4.7 million from the exercise of stock options.
Net cash provided by financing activities of $328.9 million during the nine months ended September 30, 2021 was primarily due to proceeds of $373.8 million from the issuance and sale of the 2026 Notes and proceeds of $8.6 million from the exercise of stock options, partially offset by $36.0 million paid for the purchase of the Capped Calls, $12.6 million paid for debt issuance costs, and $4.2 million paid for contingent consideration associated with the Digita acquisition.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, channel partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement, misappropriation, or other violation claims made by third parties. See “Risk Factors — We have indemnity provisions under our contracts with our customers, channel partners, and other third parties, which could have a material adverse effect on our business” in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, we have entered into indemnification agreements with our directors and certain officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2022. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021 for a detailed discussion of our market risks.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness described below. Notwithstanding such material weakness in internal control over financial reporting, our principal executive officer and principal financial officer have concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
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

Our management is committed to remediating this material weakness and has implemented several steps to enhance our internal controls and commissions processes. Our steering committee, anchored by the Chief Financial Officer and Chief Operating Officer, hired a third-party consultant that provided recommendations to standardize and automate our commission processes. Based on these recommendations, we have implemented changes in our processes and internal controls in 2022 with the continued intention of remediation in the fourth quarter. The material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions, which is currently underway. Until the material weakness is remediated, we are continuing to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.
Changes in Internal Control
Except for the remediation measures implemented in connection with the material weakness described above, there have been no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

3.2	Amended and Restated Bylaws of Jamf Holding Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 27, 2020).

10.1	Letter Agreement dated August 8, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2022).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

JAMF HOLDING CORP. (Registrant)

Date: November 9, 2022	By:	/s/ Ian Goodkind
Ian Goodkind
Chief Financial Officer (Principal Financial Officer)