Form 10-Q
period 2023-06-30
Jamf Holding Corp.
filed 2023-08-08
CIK 1721947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 26, 2023, the registrant had 125,409,404 shares of common stock, $0.001 par value, outstanding.

JAMF HOLDING CORP.

GLOSSARY
We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q. These terms are defined below. Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company,” “we,” “us,” or “our.”

Term	Definition
2017 Option Plan	2017 Stock Option Plan
2020 Credit Agreement	Credit agreement dated July 27, 2020, as amended, supplemented, or modified
2020 Plan	Jamf Holding Corp. Omnibus Incentive Plan
2020 Revolving Credit Facility	Revolving credit facility available under the 2020 Credit Agreement
2021 ESPP	Jamf Holding Corp. 2021 Employee Stock Purchase Plan
2026 Notes	Convertible Senior Notes due 2026
ARR	Annual Recurring Revenue
AWS	Amazon Web Services
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASC 850	ASC Topic 850, Related Party Disclosures
BYOD	Bring your own device
Cash Plan	Jamf Holding Corp. Annual Cash Incentive Plan
CEO	Chief executive officer
CODM	Chief operating decision maker
Credit Agreement Amendment	Amendment No. 2 to the 2020 Credit Agreement, effective April 7, 2023
Current Period ARR	ARR from the same cohort of customers used to calculate Prior Period ARR as of the current period end
dataJAR	Data Jar Ltd.
dataJAR Purchase Agreement	Share Purchase Agreement, dated as of July 13, 2023, entered into in connection with the acquisition of dataJAR
Digita	Digita Security LLC
EUR	Euro
Exchange Act	The Securities Exchange Act of 1934, as amended
GAAP	U.S. generally accepted accounting principles
GBP	British pound sterling
IPO	Initial public offering
IT	Information technology
JNGF	Jamf Nation Global Foundation
LIBO Rate	London interbank offered rate
MSP	Managed services provider
Prior Period ARR	ARR from the cohort of all customers as of 12 months prior to period end
R&E	Research and experimental
RSU	Restricted stock unit
SaaS	Software-as-a-service
SAFE	Simple agreement for future equity
SEC	Securities and Exchange Commission
SMBs	Small-to-medium-sized businesses
SwiftConnect, Inc.	SwiftConnect
Term SOFR	Forward-looking secured overnight financing rate
UK	United Kingdom
U.S.	United States
Vista	Vista Equity Partners, LLC and its affiliates
Wandera	Wandera, Inc.
ZecOps	ZecOps, Inc.
ZecOps Merger Agreement	Agreement and Plan of Merger, dated as of September 23, 2022 in connection with the acquisition of ZecOps

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements
JAMF HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$211,471	$224,338
Trade accounts receivable, net of allowances of $508 and $445 at June 30, 2023 and December 31, 2022, respectively	100,184	88,163
Income taxes receivable	782	465
Deferred contract costs	20,386	17,652
Prepaid expenses	18,092	14,331
Other current assets	8,078	6,097
Total current assets	358,993	351,046
Equipment and leasehold improvements, net	17,514	19,421
Goodwill	867,909	856,925
Other intangible assets, net	200,128	218,744
Deferred contract costs, non-current	46,145	39,643
Other assets	42,340	43,763
Total assets	$1,533,029	$1,529,542
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,168	$15,393
Accrued liabilities	56,902	67,051
Income taxes payable	866	486
Deferred revenues	290,663	278,038
Total current liabilities	363,599	360,968
Deferred revenues, non-current	64,388	68,112
Deferred tax liability, net	5,146	5,505
Convertible senior notes, net	365,750	364,505
Other liabilities	25,783	29,114
Total liabilities	824,666	828,204
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at June 30, 2023 and December 31, 2022; 124,890,541 and 123,170,172 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	125	123
Additional paid‑in capital	1,105,703	1,049,875
Accumulated other comprehensive loss	(28,357)	(39,951)
Accumulated deficit	(369,108)	(308,709)
Total stockholders’ equity	708,363	701,338
Total liabilities and stockholders’ equity	$1,533,029	$1,529,542
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription	$130,591	$109,407	$257,821	$211,608
Services	4,254	5,027	8,638	8,971
License	244	1,204	842	3,317
Total revenue	135,089	115,638	267,301	223,896
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	24,186	20,634	47,345	40,536
Cost of services (exclusive of amortization expense shown below)	3,385	3,493	6,677	6,600
Amortization expense	3,312	5,265	6,608	10,483
Total cost of revenue	30,883	29,392	60,630	57,619
Gross profit	104,206	86,246	206,671	166,277
Operating expenses:
Sales and marketing	63,890	58,750	124,098	105,075
Research and development	34,725	33,983	66,797	58,785
General and administrative	35,966	48,321	64,402	73,933
Amortization expense	7,247	7,034	14,488	14,063
Total operating expenses	141,828	148,088	269,785	251,856
Loss from operations	(37,622)	(61,842)	(63,114)	(85,579)
Interest income (expense), net	1,481	(641)	2,766	(1,500)
Foreign currency transaction gain (loss)	1,048	(676)	1,652	(1,457)
Loss before income tax (provision) benefit	(35,093)	(63,159)	(58,696)	(88,536)
Income tax (provision) benefit	(1,106)	20	(1,703)	(232)
Net loss	$(36,199)	$(63,139)	$(60,399)	$(88,768)
Net loss per share, basic and diluted	$(0.29)	$(0.53)	$(0.49)	$(0.74)
Weighted‑average shares used to compute net loss per share, basic and diluted	124,382,767	119,941,482	123,905,072	119,768,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(36,199)	$(63,139)	$(60,399)	$(88,768)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,547	(21,625)	11,594	(29,708)
Total other comprehensive income (loss)	5,547	(21,625)	11,594	(29,708)
Comprehensive loss	$(30,652)	$(84,764)	$(48,805)	$(118,476)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount

Three Months Ended June 30, 2023:

Balance, March 31, 2023	123,907,489	$124	$1,072,148	$(33,904)	$(332,909)	$705,459
Exercise of stock options	40,854	1	241	—	—	242
Vesting of restricted stock units	737,236	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	204,962	—	3,131	—	—	3,131
Share‑based compensation	—	—	30,183	—	—	30,183
Foreign currency translation adjustments	—	—	—	5,547	—	5,547
Net loss	—	—	—	—	(36,199)	(36,199)
Balance, June 30, 2023	124,890,541	$125	$1,105,703	$(28,357)	$(369,108)	$708,363

Three Months Ended June 30, 2022:

Balance, March 31, 2022	119,659,455	$119	$930,788	$(15,949)	$(193,037)	$721,921
Exercise of stock options	59,573	1	345	—	—	346
Vesting of restricted stock units	460,569	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	130,450	—	3,419	—	—	3,419
Share‑based compensation	—	—	53,024	—	—	53,024
Foreign currency translation adjustments	—	—	—	(21,625)	—	(21,625)
Net loss	—	—	—	—	(63,139)	(63,139)
Balance, June 30, 2022	120,310,047	$120	$987,576	$(37,574)	$(256,176)	$693,946
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount

Six Months Ended June 30, 2023:

Balance, December 31, 2022	123,170,172	$123	$1,049,875	$(39,951)	$(308,709)	$701,338
Exercise of stock options	408,025	1	2,964	—	—	2,965
Vesting of restricted stock units	1,107,382	1	—	—	—	1
Issuance of common stock under the employee stock purchase plan	204,962	—	3,131	—	—	3,131
Share‑based compensation	—	—	49,733	—	—	49,733
Foreign currency translation adjustments	—	—	—	11,594	—	11,594
Net loss	—	—	—	—	(60,399)	(60,399)
Balance, June 30, 2023	124,890,541	$125	$1,105,703	$(28,357)	$(369,108)	$708,363

Six Months Ended June 30, 2022:

Balance, December 31, 2021	119,426,064	$119	$913,581	$(7,866)	$(167,408)	$738,426
Exercise of stock options	270,773	1	1,542	—	—	1,543
Vesting of restricted stock units	482,760	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	130,450	—	3,419	—	—	3,419
Share‑based compensation	—	—	69,034	—	—	69,034
Foreign currency translation adjustments	—	—	—	(29,708)	—	(29,708)
Net loss	—	—	—	—	(88,768)	(88,768)
Balance, June 30, 2022	120,310,047	$120	$987,576	$(37,574)	$(256,176)	$693,946
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(60,399)	$(88,768)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization expense	24,838	27,784
Amortization of deferred contract costs	9,987	7,859
Amortization of debt issuance costs	1,368	1,358
Non-cash lease expense	2,955	2,943
Provision for credit losses and returns	217	274
Share‑based compensation	49,733	69,034
Deferred tax benefit	(355)	(1,199)
Adjustment to contingent consideration	—	188
Other	(1,856)	1,438
Changes in operating assets and liabilities:
Trade accounts receivable	(12,047)	(17,870)
Income tax receivable/payable	81	165
Prepaid expenses and other assets	(6,694)	(3,851)
Deferred contract costs	(19,124)	(15,438)
Accounts payable	(483)	292
Accrued liabilities	(10,205)	(3,100)
Deferred revenue	8,753	35,233
Net cash (used in) provided by operating activities	(13,231)	16,342
Investing activities
Acquisitions, net of cash acquired	—	(4,023)
Purchases of equipment and leasehold improvements	(1,786)	(2,876)
Purchase of investments	(750)	—
Other	(25)	(79)
Net cash used in investing activities	(2,561)	(6,978)
Financing activities
Debt issuance costs	—	(50)
Cash paid for offering costs	—	(80)
Cash paid for contingent consideration	(206)	(4,588)
Payment of acquisition-related holdback	(277)	(200)
Proceeds from the exercise of stock options	2,965	1,543
Net cash provided by (used in) financing activities	2,482	(3,375)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	92	(790)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,218)	5,199
Cash, cash equivalents, and restricted cash, beginning of period	231,921	177,150
Cash, cash equivalents, and restricted cash, end of period	$218,703	$182,349
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$391	$371
Income taxes, net of refunds	1,981	751
Non-cash activities:
Employee stock purchase plan	3,131	3,419
Offering costs accrued but not paid	—	44
Operating lease assets obtained in exchange for operating lease liabilities	522	8,497
Purchases of equipment and leasehold improvements accrued but not paid	170	—

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$211,471	$182,349
Restricted cash included in other current assets	32	—
Restricted cash included in other assets	7,200	—
Total cash, cash equivalents, and restricted cash	$218,703	$182,349
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
Unaudited interim condensed consolidated financial information
The interim condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations, of comprehensive loss, and of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2022 was derived from our audited consolidated financial statements that were included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. All adjustments made were of a normal recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future period.
Use of estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenue and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future and include, but are not limited to, revenue recognition, stock-based compensation, the expected period of benefit for deferred contract costs, the fair values of assets acquired and liabilities assumed in business combinations, useful lives for finite-lived assets, recoverability of long-lived assets, the value of right-of-use assets and lease liabilities, allowance for expected credit losses, commitments and contingencies, and accounting for income taxes and related valuation allowances against deferred tax assets. Actual results could differ from those estimates.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Segment and geographic information
Our CODM is our CEO, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment.
Revenue by geographic region as determined based on the location where the sale originated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
The Americas (1)	$91,440	$79,980	$181,251	$155,129
Europe, the Middle East, India, and Africa	33,375	27,517	65,726	53,514
Asia Pacific	10,274	8,141	20,324	15,253
	$135,089	$115,638	$267,301	$223,896
(1) The vast majority of our Americas revenue comes from the United States.
Note 2. Summary of significant accounting policies
The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies during the three and six months ended June 30, 2023. The following describes the impact of certain policies.
Trade accounts receivable, net
The allowance for credit losses is based on an expected loss model that estimates losses over the expected life of the trade accounts receivable. The Company estimates expected credit losses based on the Company’s historical loss information, current and future economic and market conditions, and ongoing review of customers’ account balances.
Activity related to our allowance for credit losses for trade accounts receivable was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$427	$492	$445	$391
Provision	153	140	167	262
Write-offs	(124)	(155)	(179)	(182)
Recoveries of amounts previously written off	52	2	75	8
Balance, end of period	$508	$479	$508	$479

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Revenue recognition
The Company applies ASC 606 and follows a five-step model to determine the appropriate amount of revenue to be recognized in accordance with ASC 606.
Disaggregation of Revenue
The Company separates revenue into subscription and non-subscription categories to disaggregate the revenue that is term-based and renewable from the revenue that is one-time in nature. Revenue from subscription and non-subscription contractual arrangements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
SaaS subscription and support and maintenance	$126,566	$104,291	$247,328	$200,641
On‑premise subscription	4,025	5,116	10,493	10,967
Subscription revenue	130,591	109,407	257,821	211,608
Professional services	4,254	5,027	8,638	8,971
Perpetual licenses	244	1,204	842	3,317
Non‑subscription revenue	4,498	6,231	9,480	12,288
Total revenue	$135,089	$115,638	$267,301	$223,896
Contract Balances
If revenue is recognized in advance of the right to invoice, a contract asset is recorded in other current assets on the condensed consolidated balance sheets. The opening and closing balances of contract assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of the period	$636	$1,885	$817	$1,792
Balance, end of the period	757	1,840	757	1,840
Change	$121	$(45)	$(60)	$48
For the three and six months ended June 30, 2023 and 2022, the allowance for expected credit losses associated with contract assets was not material.
Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance, and services in advance. Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of the period	$340,842	$292,499	$346,150	$282,128
Revenue earned	(112,723)	(93,199)	(193,872)	(154,473)
Deferral of revenue	127,917	117,652	203,758	189,297
Other (1)	(985)	—	(985)	—
Balance, end of the period	$355,051	$316,952	$355,051	$316,952
(1) Includes contract assets netted against contract liabilities on a contract-by-contract basis.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
There were no significant changes to our contract assets and liabilities during the three and six months ended June 30, 2023 and 2022 outside of our sales activities.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancellable amounts to be invoiced. As of June 30, 2023, the Company had $454.5 million of remaining performance obligations, with 71% expected to be recognized as revenue over the succeeding 12 months, and the remainder generally expected to be recognized over the three years thereafter.
Deferred Contract Costs
Sales commissions, as well as associated payroll taxes and retirement plan contributions (together, contract costs), that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the condensed consolidated balance sheets when the period of benefit is determined to be greater than one year.
Total amortization of contract costs was $5.2 million and $4.1 million for the three months ended June 30, 2023 and 2022, respectively, and $10.0 million and $7.9 million for the six months ended June 30, 2023 and 2022, respectively.
The Company periodically reviews these deferred contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three and six months ended June 30, 2023 and 2022.
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
In addition, the contingent consideration associated with the Digita acquisition was measured and recorded at fair value on a recurring basis. The estimated fair value of the contingent payments associated with the Digita acquisition was determined using a Monte Carlo simulation model, which used Level 3 inputs, including assumptions about the probability of growth of subscription services and the related pricing of the services offered. Significant increases (decreases) in the probability of growth of subscription services as well as the related pricing of the services offered would have resulted in a higher (lower) fair value measurement. The Company made the final payment related to the contingent consideration in the first quarter of 2023. See Note 4 for more information.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The fair value of these financial instruments were as follows:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$128,762	$—	$—	$128,762
Total cash equivalents	$128,762	$—	$—	$128,762

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$132,306	$—	$—	$132,306
Total cash equivalents	$132,306	$—	$—	$132,306

Liabilities
Contingent consideration:
Accrued liabilities	$—	$—	$6,206	$6,206
Total contingent consideration	$—	$—	$6,206	$6,206
The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above.
The following table provides a summary of the changes in contingent consideration, which is classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$—	$5,600	$6,206	$10,100
Total (gains) losses included in:
Net loss	—	100	—	188
Payments	—	—	(6,206)	(4,588)
Balance, end of period	$—	$5,700	$—	$5,700
The change in the fair value of the contingent consideration is included in general and administrative expenses in the condensed consolidated statements of operations. The adjustment for the three and six months ended June 30, 2022 primarily reflected updated assumptions about the probability of growth of subscription services.
Fair value measurements of other financial instruments
The following table presents the net carrying value and estimated fair value of the 2026 Notes, which are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2023		December 31, 2022
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$365,750	$319,743	$364,505	$308,504

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of June 30, 2023 and December 31, 2022, the difference between the net carrying value of the 2026 Notes and the principal amount of $373.8 million represents the unamortized debt issuance costs of $8.0 million and $9.2 million, respectively. See Note 8 for more information. The estimated fair value of the 2026 Notes, which is classified as Level 2, was determined based on quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.
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
The final purchase accounting allocations for the ZecOps acquisition will be determined within one year from the acquisition date and depend on a number of factors, including the finalization of income tax effects of the opening balance sheet. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (in thousands):

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
Note 5. Goodwill and other intangible assets
The change in the carrying amount of goodwill was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Goodwill, beginning of period	$862,747	$841,984	$856,925	$845,734
Goodwill acquired	—	—	—	3,014
Measurement period adjustments	—	—	339	—
Foreign currency translation adjustment	5,162	(18,313)	10,645	(25,077)
Goodwill, end of period	$867,909	$823,671	$867,909	$823,671

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	June 30, 2023
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,665	$24,420	$10,245	2.3 years
Customer relationships	2 ‑ 12 years	250,503	108,068	142,435	6.7 years
Developed technology	5 - 6.5 years	119,359	73,716	45,643	4.3 years
Non‑competes	2 - 3 years	2,936	1,696	1,240	2.0 years
Order backlog	2.5 years	3,607	3,042	565	0.5 years
Total intangible assets		$411,070	$210,942	$200,128

	December 31, 2022
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,649	$22,200	$12,449	2.8 years
Customer relationships	2 ‑ 12 years	249,659	96,973	152,686	7.2 years
Developed technology	5 - 6.5 years	116,881	66,373	50,508	4.7 years
Non‑competes	2 - 3 years	2,864	1,066	1,798	2.3 years
Order backlog	2.5 years	3,518	2,215	1,303	1.0 year
Total intangible assets		$407,571	$188,827	$218,744
The gross value in the tables above includes a cumulative foreign currency translation adjustment of $(7.5) million and $(11.0) million as of June 30, 2023 and December 31, 2022, respectively. The cumulative foreign currency translation adjustment for accumulated amortization was not material as of June 30, 2023. The accumulated amortization as of December 31, 2022 in the table above includes a cumulative foreign currency translation adjustment of $(1.0) million.
Amortization expense was $10.6 million and $12.3 million for the three months ended June 30, 2023 and 2022, respectively, and $21.1 million and $24.5 million for the six months ended June 30, 2023 and 2022, respectively.
There were no impairments to goodwill or intangible assets during the three and six months ended June 30, 2023 and 2022.
Note 6. Leases
Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	June 30, 2023	December 31, 2022
		(in thousands)
Assets
Operating lease assets	Other assets	$21,411	$23,828

Liabilities
Operating lease liabilities - current	Accrued liabilities	$6,465	$6,539
Operating lease liabilities - non-current	Other liabilities	18,573	21,895
Total operating lease liabilities		$25,038	$28,434

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Maturities of the Company’s operating lease liabilities as of June 30, 2023 were as follows:

Operating Leases
(in thousands)
Years ending December 31:
2023 (remaining six months)	$3,740
2024	6,440
2025	4,794
2026	4,668
2027	2,711
Thereafter	5,342
Total lease payments	27,695
Less: imputed interest	2,657
Total present value of lease liabilities	$25,038
Note 7. Commitments and contingencies
Hosting Services and Other Support Software Agreements
The Company has various contractual agreements for hosting services and other support software. The below table reflects the minimum payments under these agreements as of June 30, 2023:

Unrelated
(in thousands)
Years ending December 31:
2023 (remaining six months)	$3,165
2024	39,192
2025	20,609
2026	1,126
2027	1,126
Thereafter	—
$65,218
As of June 30, 2023, the Company also has a variable obligation of $17.5 million over the term of a three-year contract for third-party hosting services. The Company entered into this contract in May 2022. The variable obligation is not reflected in the table above.
Contingencies
From time to time, the Company may be subject to various claims, charges, and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company had no liabilities for contingencies as of June 30, 2023 or December 31, 2022.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 8. Debt
The following table summarizes the balances and availability of our 2026 Notes and 2020 Revolving Credit Facility:

	Outstanding (1)		Unutilized Amount		Interest Rate				Maturity Date
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023		December 31, 2022
	(in thousands)
2026 Notes	$365,750	$364,505	N/A	N/A	0.125%		0.125%		Sept. 1, 2026
2020 Revolving Credit Facility	1,037	1,037	$148,963	$148,963	1.25%	(2)	1.25%	(2)	July 27, 2025
(1) Represents the net carrying amount of our 2026 Notes and outstanding letters of credit under the 2020 Revolving Credit Facility.
(2) Represents the rate on the outstanding letters of credit under the 2020 Revolving Credit Facility. See further discussion on the interest rate applicable to borrowings under the 2020 Revolving Credit Facility below.
Convertible Senior Notes
On September 17, 2021, the Company issued $373.8 million aggregate principal amount of 0.125% 2026 Notes in a private offering. The initial conversion rate for the 2026 Notes is 20.0024 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $49.99 per share of common stock. As of June 30, 2023, the conditions allowing holders of the 2026 Notes to convert were not met.
The following table sets forth the interest expense related to the 2026 Notes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Contractual interest expense	$117	$117	$234	$234
Amortization of issuance costs	623	617	1,245	1,234
The effective interest rate on the 2026 Notes was 0.81% for both the three and six months ended June 30, 2023 and 2022. See Note 3 for additional information on the Company’s 2026 Notes.
Credit Agreement
The 2020 Credit Agreement provides for the 2020 Revolving Credit Facility of $150.0 million, which may be increased or decreased under specific circumstances, with a $25.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the 2020 Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. The 2020 Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants, and events of default. We were in compliance with such covenants as of both June 30, 2023 and December 31, 2022.
Effective April 7, 2023, we entered into the Credit Agreement Amendment, which amends certain provisions of the 2020 Credit Agreement. The Credit Agreement Amendment updated the benchmark interest rate provisions to replace the LIBO Rate with the Adjusted Term SOFR for purposes of calculating interest for U.S. dollar-denominated borrowings under the terms of the 2020 Credit Agreement. Except as amended by the Credit Agreement Amendment, the remaining terms of the 2020 Credit Agreement remain in full force and effect. The interest rates applicable to revolving borrowings under the 2020 Credit Agreement are, at the Company’s option, either (i) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, and (c) the Adjusted Term SOFR Rate (subject to a floor) for a one month interest period (each term as defined in the 2020 Credit Agreement) plus 1.00%, (ii) the Adjusted Term SOFR Rate (subject to a floor) equal to the Term SOFR Rate for the applicable interest period plus 0.10%, or (iii) the Adjusted LIBO Rate (subject to a floor) equal to the LIBO Rate for the applicable interest period multiplied by the Statutory Reserve Rate, plus in the case of each of clauses (i), (ii), and (iii), the Applicable Rate (each term as defined in the 2020 Credit Agreement). The Applicable Rate (i) for

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
base rate loans range from 0.25% to 1.00% per annum and (ii) for LIBO Rate and Term SOFR Rate loans range from 1.25% to 2.00% per annum, in each case, based on the Senior Secured Net Leverage Ratio (each term as defined in the 2020 Credit Agreement). Base rate borrowings may only be made in dollars. The Company pays a commitment fee during the term of the 2020 Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio.
As of June 30, 2023 and December 31, 2022, debt issuance costs related to the 2020 Credit Agreement of $0.5 million and $0.7 million, respectively, are included in other assets in the condensed consolidated balance sheets.
Note 9. Share-based compensation
The Company’s equity incentive plans provide for granting various share-based awards to eligible employees, non-employee directors, and consultants of the Company. In addition, the Company offers an employee stock purchase plan to eligible employees.
The Company recognized stock-based compensation expense for all equity arrangements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$2,715	$2,061	$4,982	$4,016
Services	323	313	632	617
Sales and marketing	9,076	13,811	16,575	19,670
Research and development	6,401	10,631	11,434	14,490
General and administrative	11,668	26,208	16,110	30,241
	$30,183	$53,024	$49,733	$69,034
Equity Incentive Plans
The maximum number of shares of common stock available for issuance under the 2020 Plan was 29,183,546 shares as of January 1, 2023. As of June 30, 2023, 14,158,509 shares of common stock were reserved for additional grants under the 2020 Plan and 128,928 shares of common stock were reserved for additional grants under the 2017 Option Plan. All stock options previously granted by the Company were at an exercise price at or above the estimated fair market value of the Company’s common stock as of the grant date.
Return Target Options
The table below summarizes return target option activity for the six months ended June 30, 2023:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	3,272,920	$6.75	5.8	$47,623
Granted	—	—
Exercised	(347,234)	7.37		4,689
Forfeitures	—	—
Outstanding, June 30, 2023	2,925,686	$6.68	4.9	$37,579
Options exercisable at June 30, 2023	2,925,686	$6.68	4.9	$37,579
Vested or expected to vest at June 30, 2023	2,925,686	$6.68	4.9	$37,579

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options on the last day of the period. The return target options outstanding on June 27, 2022 were modified such that these options were deemed fully vested as of June 30, 2022. During the three months ended June 30, 2022, with the filing of a Form S-3 “shelf” registration statement, the market condition and the implied performance obligation were deemed to be satisfied and the Company recognized $33.0 million of stock-based compensation expense. There is no remaining unrecognized compensation expense related to these return target options as of June 30, 2023. The Company issues new shares when return target options are exercised.
Service-Based Options
The table below summarizes the service-based option activity for the six months ended June 30, 2023:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	1,215,822	$5.70	5.1	$18,968
Granted	—	—
Exercised	(60,791)	6.68		782
Forfeitures	—	—
Outstanding, June 30, 2023	1,155,031	$5.65	3.7	$16,023
Options exercisable at June 30, 2023	1,128,447	$5.59	3.7	$15,723
Vested or expected to vest at June 30, 2023	1,155,031	$5.65	3.7	$16,023
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
The total fair value of service-based options vested during the six months ended June 30, 2023 was $0.2 million. There was $0.1 million of unrecognized compensation expense related to service-based options that is expected to be recognized over a weighted-average period of 0.4 years as of June 30, 2023.
Restricted Stock Units
RSU activity for the six months ended June 30, 2023 was as follows:

	Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding, December 31, 2022	8,417,357	$29.61
Granted	4,697,169	19.98
Vested	(1,107,382)	30.93
Forfeited	(515,141)	28.56
Outstanding, June 30, 2023	11,492,003	$25.63
RSUs under the 2020 Plan generally vest ratably on an annual basis over four years. There was $249.1 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.8 years as of June 30, 2023. The total fair value of RSUs vested during the six months ended June 30, 2023 was $34.3 million.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In connection with the CEO’s Transition and Retirement Agreement, dated May 2, 2023, and his retirement effective September 1, 2023, during the three months ended June 30, 2023, the Company recognized $5.7 million of incremental stock-based compensation expense related to the modification of vested stock options and acceleration of expense of unvested RSUs through the retirement date.
Employee Stock Purchase Plan
As of both June 30, 2023 and December 31, 2022, the Company withheld, at the employees’ request, $1.1 million of eligible employee compensation, which is included in accrued liabilities in the condensed consolidated balance sheets, for purchases of common stock under the 2021 ESPP.
As of June 30, 2023, 4,925,810 shares of common stock were reserved for future issuance under the 2021 ESPP. During the six months ended June 30, 2023, 204,962 shares of common stock were issued under the 2021 ESPP at a weighted-average purchase price of $15.76 per share. Total proceeds to the Company were $3.1 million during the six months ended June 30, 2023.
The average grant date fair value for the offering period under the 2021 ESPP that commenced on May 1, 2023 was $5.22 per share. The Company used the following assumptions in the Black-Scholes option pricing model to estimate the fair value:

Three and Six Months Ended June 30, 2023
Expected term	0.5 years
Expected volatility	51.25%
Risk-free interest rate	5.14%
Expected dividend yield	—%
There was $0.8 million of unrecognized compensation expense related to the 2021 ESPP that is expected to be recognized over a period of four months as of June 30, 2023.
Note 10. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(36,199)	$(63,139)	$(60,399)	$(88,768)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	124,382,767	119,941,482	123,905,072	119,768,871
Basic and diluted net loss per share	$(0.29)	$(0.53)	$(0.49)	$(0.74)
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and six months ended June 30, 2023 and 2022, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share given that the potentially dilutive shares would have been antidilutive if included in this calculation.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of June 30,
	2023	2022
Stock options outstanding	4,080,717	5,060,157
Unvested restricted stock units	11,492,003	9,100,043
Shares related to the 2026 Notes	7,475,897	7,475,897
Shares committed under the 2021 ESPP	223,947	188,533
Total potentially dilutive securities	23,272,564	21,824,630
Note 11.     Income taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The following table presents benefit (provision) for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Loss before income tax (provision) benefit	$(35,093)	$(63,159)	$(58,696)	$(88,536)
Income tax (provision) benefit	(1,106)	20	(1,703)	(232)
Effective tax rate	(3.2)%	—%	(2.9)%	(0.3)%
For the periods presented, the difference between the statutory rate and the Company’s effective tax rate was primarily due to the valuation allowances on its U.S. and UK tax assets. The effective tax rate is also impacted by state taxes and earnings realized in foreign jurisdictions.
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
Note 12. Related party transactions
As of June 30, 2023 and December 31, 2022, the Company accrued $1.4 million and $1.3 million, respectively, related to JNGF pledges, which are included in accrued liabilities in the condensed consolidated balance sheets. The Company may engage in transactions in the ordinary course of business with significant shareholders or other companies whose directors or officers may also serve as directors or officers for the Company. The Company carries out these transactions on customary terms.
Vista is a U.S.-based investment firm that controls the funds which previously owned a majority of the Company. In 2021, Vista sold a portion of its investment in the Company such that its funds no longer owned a majority of the Company as of June 30, 2023. However, Vista is deemed a related party in accordance with ASC 850 as it continues to be a principal owner of the Company. There were no material transactions with Vista or its affiliates during the three and six months ended June 30, 2023 and 2022.
Note 13. Subsequent events
On July 13, 2023, the Company announced its acquisition of dataJAR, a UK-based leading MSP focused on providing powerful Apple and Jamf services for businesses and educational organizations. dataJAR’s proprietary software provides a single pane of glass for Jamf MSP partners who assist in managing multiple organizations’ deployments, reducing support

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
tickets, and allowing partners to more seamlessly manage devices. We believe this acquisition will help Jamf partner more closely with its MSP partners and expand the reach of its leading Apple-first and Apple-best management and security platform.
Under the terms of the dataJAR Purchase Agreement, the Company acquired 100% of the equity interest in dataJAR for total purchase consideration of £18.9 million (or approximately $24.6 million using the exchange rate on July 13, 2023), which included (i) £16.2 million (or approximately $21.1 million using the exchange rate on July 13, 2023) paid upon closing, (ii) £0.2 million (or approximately $0.3 million using the exchange rate on July 13, 2023) in cash as partial security for post-closing true-up adjustments, and (iii) £2.5 million (or approximately $3.2 million using the exchange rate on July 13, 2023) in cash as partial security for post-closing indemnification claims to be released 12 months from the closing date. In addition, the terms of the dataJAR Purchase Agreement provide for additional future payments to the sellers in the amount of £6.5 million (or approximately $8.4 million using the exchange rate on July 13, 2023) if certain key employees continue their employment with the Company through July 13, 2024. The cash consideration paid upon closing was funded by the Company’s cash on hand.
The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time between the acquisition date and the date these financial statements are issued.

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
•risks and uncertainties associated with acquisitions, divestitures, and strategic investments, including our recent acquisition of dataJAR;

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
The number of devices on our software platform was 31.3 million and 28.4 million as of June 30, 2023 and 2022, respectively, representing a 10% year-over-year growth rate. The increase in number of devices reflects our growth across industries, products, and geographies.
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
Our ARR was $547.8 million and $466.0 million as of June 30, 2023 and 2022, respectively, which is an increase of 18% year-over-year. The growth in our ARR is primarily driven by device expansion, the addition of new customers, and cross-selling additional solutions to our installed customer base.
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
Our dollar-based net retention rates were 109% and 117% for the trailing twelve months ended June 30, 2023 and 2022, respectively. Our high dollar-based net retention rates are primarily attributable to an expansion of devices and our ability to cross-sell our new solutions to our installed customer base.

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
General and Administrative. General and administrative expenses consist primarily of employee compensation costs for corporate personnel, such as those in our executive, human resource, facilities, accounting and finance, legal and compliance, and IT departments. In addition, general and administrative expenses include acquisition and integration-related expenses which primarily consist of third-party expenses, such as legal and accounting fees, and adjustments to contingent consideration. General and administrative expenses also include system transformation costs, which are primarily associated with the implementation of sales software and software supporting our business including enterprise resource planning, as well as other systems to provide best-in-class processes, governance, and systems. We expect our general and administrative expenses to increase on a dollar basis as our business grows, particularly as we continue to invest in technology infrastructure and expand our operations globally. Also, we incur additional general and administrative expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and accounting expenses.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
Subscription	$130,591	$109,407	$257,821	$211,608
Services	4,254	5,027	8,638	8,971
License	244	1,204	842	3,317
Total revenue	135,089	115,638	267,301	223,896
Cost of revenue:
Cost of subscription(1)(2)(3)(4) (exclusive of amortization expense shown below)	24,186	20,634	47,345	40,536
Cost of services(1)(2)(3)(4) (exclusive of amortization expense shown below)	3,385	3,493	6,677	6,600
Amortization expense	3,312	5,265	6,608	10,483
Total cost of revenue	30,883	29,392	60,630	57,619
Gross profit	104,206	86,246	206,671	166,277
Operating expenses:
Sales and marketing(1)(2)(3)(4)(5)	63,890	58,750	124,098	105,075
Research and development(1)(2)(3)(4)(5)	34,725	33,983	66,797	58,785
General and administrative(1)(2)(3)(4)(5)	35,966	48,321	64,402	73,933
Amortization expense	7,247	7,034	14,488	14,063
Total operating expenses	141,828	148,088	269,785	251,856
Loss from operations	(37,622)	(61,842)	(63,114)	(85,579)
Interest income (expense), net	1,481	(641)	2,766	(1,500)
Foreign currency transaction gain (loss)	1,048	(676)	1,652	(1,457)
Loss before income tax (provision) benefit	(35,093)	(63,159)	(58,696)	(88,536)
Income tax (provision) benefit	(1,106)	20	(1,703)	(232)
Net loss	$(36,199)	$(63,139)	$(60,399)	$(88,768)
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$2,715	$2,061	$4,982	$4,016
Services	323	313	632	617
Sales and marketing	9,076	13,811	16,575	19,670
Research and development	6,401	10,631	11,434	14,490
General and administrative	11,668	26,208	16,110	30,241
	$30,183	$53,024	$49,733	$69,034

(2) Includes payroll taxes related to stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$71	$24	$83	$24
Services	12	1	12	1
Sales and marketing	303	65	407	77
Research and development	175	77	246	104
General and administrative	146	86	222	183
	$707	$253	$970	$389
(3) Includes depreciation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$306	$286	$621	$606
Services	39	41	78	86
Sales and marketing	787	633	1,592	1,317
Research and development	456	397	923	756
General and administrative	267	235	528	473
	$1,855	$1,592	$3,742	$3,238
(4) Includes acquisition-related expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$—	$23	$—	$61
Services	1	—	2	—
Sales and marketing	115	—	115	7
Research and development	124	283	175	546
General and administrative	439	242	1,145	1,035
	$679	$548	$1,437	$1,649
(5) Includes system transformation costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Sales and marketing	$37	$—	$37	$—
Research and development	10	—	10	—
General and administrative	1,293	—	1,734	—
	$1,340	$—	$1,781	$—
General and administrative also includes acquisition-related earnout of $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. The acquisition-related earnout was an expense for the three and six months ended June 30, 2022 reflecting the increase in fair value of the Digita acquisition contingent liability due to growth in sales of our Jamf Protect product.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(as a percentage of total revenue)
Revenue:
Subscription	97%	95%	97%	95%
Services	3	4	3	4
License	—	1	—	1
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	18	18	18	18
Cost of services (exclusive of amortization expense shown below)	3	3	3	3
Amortization expense	2	4	2	5
Total cost of revenue	23	25	23	26
Gross profit	77	75	77	74
Operating expenses:
Sales and marketing	47	51	47	47
Research and development	26	29	25	26
General and administrative	27	42	24	33
Amortization expense	5	6	5	6
Total operating expenses	105	128	101	112
Loss from operations	(28)	(53)	(24)	(38)
Interest income (expense), net	1	(1)	1	(1)
Foreign currency transaction gain (loss)	1	(1)	1	(1)
Loss before income tax (provision) benefit	(26)	(55)	(22)	(40)
Income tax (provision) benefit	(1)	—	(1)	—
Net loss	(27)%	(55)%	(23)%	(40)%

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
SaaS subscription and support and maintenance	$126,566	$104,291	$22,275	21%	$247,328	$200,641	$46,687	23%
On‑premise subscription	4,025	5,116	(1,091)	(21)	10,493	10,967	(474)	(4)
Subscription revenue	130,591	109,407	21,184	19	257,821	211,608	46,213	22
Professional services	4,254	5,027	(773)	(15)	8,638	8,971	(333)	(4)
Perpetual licenses	244	1,204	(960)	(80)	842	3,317	(2,475)	(75)
Non-subscription revenue	4,498	6,231	(1,733)	(28)	9,480	12,288	(2,808)	(23)
Total revenue	$135,089	$115,638	$19,451	17%	$267,301	$223,896	$43,405	19%
Three and six months ended
For the three and six months ended June 30, 2023, overall revenue increased primarily as a result of higher subscription revenue, partially offset by a decrease in perpetual licenses revenue. Subscription revenue accounted for 97% of total revenue for the three and six months ended June 30, 2023 compared to 95% for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2023, the increase in subscription revenue was driven by device expansion, the addition of new customers, and cross-selling. For the three and six months ended June 30, 2023, the decrease in perpetual licenses revenue primarily reflects customers shifting from perpetual licenses to on-premise subscriptions.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$24,186	$20,634	$3,552	17%	$47,345	$40,536	$6,809	17%
Cost of services (exclusive of amortization expense show below)	3,385	3,493	(108)	(3)	6,677	6,600	77	1
Amortization expense	3,312	5,265	(1,953)	(37)	6,608	10,483	(3,875)	(37)
Total cost of revenue	$30,883	$29,392	$1,491	5%	$60,630	$57,619	$3,011	5%
Gross margin	77%	75%			77%	74%
Three months ended
For the three months ended June 30, 2023, cost of revenue increased primarily due to an increase in cost of subscription revenue, partially offset by a decrease in amortization expense. Cost of subscription revenue increased primarily due to a $1.0 million increase in employee compensation costs primarily related to higher headcount to support the growth in our subscription customer base, a $1.8 million increase in third party hosting fees as we increased capacity to support our growth, and a $0.7 million increase in stock-based compensation expense and related payroll taxes. Amortization expense decreased due to certain intangible assets reaching the end of their useful life.
Six months ended
For the six months ended June 30, 2023, cost of revenue increased primarily due to an increase in cost of subscription revenue, partially offset by a decrease in amortization expense. Cost of subscription revenue increased primarily due to a $3.3 million increase in employee compensation costs primarily related to higher headcount to support the growth in our subscription customer base, a $2.4 million increase in third party hosting fees as we increased capacity to support our growth, and a $1.0 million increase in stock-based compensation expense and related payroll taxes. Amortization expense decreased due to certain intangible assets reaching the end of their useful life.

Total gross margin for the three and six months ended June 30, 2023 increased as our revenue expanded faster than the costs required to deliver the revenue and amortization expense decreased.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$63,890	$58,750	$5,140	9%	$124,098	$105,075	$19,023	18%
Research and development	34,725	33,983	742	2	66,797	58,785	8,012	14
General and administrative	35,966	48,321	(12,355)	(26)	64,402	73,933	(9,531)	(13)
Amortization expense	7,247	7,034	213	3	14,488	14,063	425	3
Operating expenses	$141,828	$148,088	$(6,260)	(4)%	$269,785	$251,856	$17,929	7%
Three months ended
For the three months ended June 30, 2023, sales and marketing expenses increased primarily due to an $8.1 million increase in employee compensation costs primarily driven by higher headcount due to growth in the business, a $0.8 million increase in marketing costs, a $0.4 million increase in travel-related expenses, and a $0.4 million increase in computer hardware and software costs to support the growth of the business, partially offset by a $4.5 million decrease in stock-based compensation expense and related payroll taxes due to the modification of return target options in the second quarter of 2022. See Note 9 for additional information on share-based compensation.
For the three months ended June 30, 2023, research and development expenses increased primarily due to a $4.9 million increase in employee compensation costs primarily driven by higher headcount due to growth in our overall business and a $0.3 million increase in computer hardware and software costs to support the growth of the business, partially offset by a $4.1 million decrease in stock-based compensation expense and related payroll taxes due to the modification of return target options in the second quarter of 2022.
For the three months ended June 30, 2023, general and administrative expenses decreased primarily due to a $14.5 million decrease in stock-based compensation expense and related payroll taxes due to the modification of return target options in the second quarter of 2022, partially offset by a $1.8 million increase in employee compensation costs primarily driven by higher headcount to support our continued growth and a $1.3 million increase related to system transformation costs.
Six months ended
For the six months ended June 30, 2023, sales and marketing expenses increased primarily due to an $18.2 million increase in employee compensation costs primarily driven by higher headcount due to growth in the business, a $1.7 million increase in marketing costs, a $1.0 million increase in travel-related expenses, and a $0.7 million increase in computer hardware and software costs to support the growth of the business, partially offset by a $2.8 million decrease in stock-based compensation expense and related payroll taxes due to the modification of return target options in the second quarter of 2022.
For the six months ended June 30, 2023, research and development expenses increased primarily due to a $10.4 million increase in employee compensation costs primarily driven by higher headcount due to growth in our overall business and a $0.6 million increase in computer hardware and software costs to support the growth of the business, partially offset by a $2.9 million decrease in stock-based compensation expense and related payroll taxes due to the modification of return target options in the second quarter of 2022.
For the six months ended June 30, 2023, general and administrative expenses decreased due to a $14.1 million decrease in stock-based compensation expense and related payroll taxes due to the modification of return target options in the second quarter of 2022, partially offset by a $3.7 million increase in employee compensation costs primarily driven by higher headcount to support our continued growth and a $1.7 million increase related to system transformation costs.

Interest Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Interest income (expense), net	$1,481	$(641)	$2,122	NM	$2,766	$(1,500)	$4,266	NM
NM Not Meaningful.
Three and six months ended
For the three and six months ended June 30, 2023, interest income, net increased primarily due to higher earned interest rates and higher average invested balances.
Foreign Currency Transaction Gain (Loss)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Foreign currency transaction gain (loss)	$1,048	$(676)	$1,724	NM	$1,652	$(1,457)	$3,109	NM
NM Not Meaningful.
Three and six months ended
For the three and six months ended June 30, 2023, foreign currency transaction gain increased primarily due to the impact of changes in foreign currency exchange rates, primarily the GBP and EUR.
Income Tax Benefit (Provision)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Income tax benefit (provision)	$(1,106)	$20	$(1,126)	NM	$(1,703)	$(232)	$(1,471)	NM
Effective tax rate	(3.2)%	—%			(2.9)%	(0.3)%
NM Not Meaningful.
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
A reconciliation of non-GAAP gross profit to gross profit and non-GAAP gross profit margin to gross profit margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Gross profit	$104,206	$86,246	$206,671	$166,277
Amortization expense	3,312	5,265	6,608	10,483
Stock-based compensation	3,038	2,374	5,614	4,633
Acquisition-related expense	1	23	2	61
Payroll taxes related to stock-based compensation	83	25	95	25
Non-GAAP gross profit	$110,640	$93,933	$218,990	$181,479
Gross profit margin	77%	75%	77%	74%
Non-GAAP gross profit margin	82%	81%	82%	81%
Non-GAAP Operating Income and Non-GAAP Operating Income Margin
We use non-GAAP operating income and non-GAAP operating income margin, and believe it is useful for our investors, to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We define non-GAAP operating income as operating loss, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, and system transformation costs. System transformation costs are primarily associated with the implementation of sales software and software supporting our business including enterprise resource planning, as well as other systems to provide best-in-class processes, governance, and systems. The transformation includes a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. Offering costs were incurred in connection with prospective and completed secondary offerings following our IPO. We define non-GAAP operating income margin as non-GAAP operating income as a percentage of total revenue.

A reconciliation of non-GAAP operating income to operating loss and non-GAAP operating income margin to operating loss margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating loss	$(37,622)	$(61,842)	$(63,114)	$(85,579)
Amortization expense	10,559	12,299	21,096	24,546
Stock-based compensation	30,183	53,024	49,733	69,034
Acquisition-related expense	679	548	1,437	1,649
Acquisition-related earnout	—	100	—	188
Offering costs	—	124	—	124
Payroll taxes related to stock-based compensation	707	253	970	389
System transformation costs	1,340	—	1,781	—
Non-GAAP operating income	$5,846	$4,506	$11,903	$10,351
Operating loss margin	(28)%	(53)%	(24)%	(38)%
Non-GAAP operating income margin	4%	4%	4%	5%
Non-GAAP Net Income
We use non-GAAP net income, and believe it is useful for our investors, to understand and evaluate our operating performance and trends. We define non-GAAP net income as net loss, adjusted for income tax (provision) benefit, amortization expense, stock-based compensation expense, foreign currency transaction (gain) loss, amortization of debt issuance costs, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, and system transformation costs, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. statutory tax rate.
We define non-GAAP income before income taxes as loss before income taxes adjusted for amortization expense, stock-based compensation expense, foreign currency transaction (gain) loss, amortization of debt issuance costs, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, and system transformation costs.
We define non-GAAP provision for income taxes as the current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. statutory tax rate.

A reconciliation of non-GAAP net income to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(36,199)	$(63,139)	$(60,399)	$(88,768)
Exclude: income tax (provision) benefit	(1,106)	20	(1,703)	(232)
Loss before income tax (provision) benefit	(35,093)	(63,159)	(58,696)	(88,536)
Amortization expense	10,559	12,299	21,096	24,546
Stock-based compensation	30,183	53,024	49,733	69,034
Foreign currency transaction (gain) loss	(1,048)	676	(1,652)	1,457
Amortization of debt issuance costs	684	679	1,368	1,358
Acquisition-related expense	679	548	1,437	1,649
Acquisition-related earnout	—	100	—	188
Offering costs	—	124	—	124
Payroll taxes related to stock-based compensation	707	253	970	389
System transformation costs	1,340	—	1,781	—
Non-GAAP income before income taxes	8,011	4,544	16,037	10,209
Non-GAAP provision for income taxes (1)	(1,923)	(1,090)	(3,849)	(2,450)
Non-GAAP net income	$6,088	$3,454	$12,188	$7,759
(1) In accordance with the SEC’s Non-GAAP Financial Measures Compliance and Disclosure Interpretation, the Company’s blended U.S. statutory rate of 24% is used as an estimate for the current and deferred income tax expense associated with our non-GAAP income before income taxes.
Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted for interest (income) expense, net, provision (benefit) for income taxes, depreciation expense, amortization expense, stock-based compensation expense, foreign currency transaction (gain) loss, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, and system transformation costs.
A reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(36,199)	$(63,139)	$(60,399)	$(88,768)
Interest (income) expense, net	(1,481)	641	(2,766)	1,500
Provision (benefit) for income taxes	1,106	(20)	1,703	232
Depreciation expense	1,855	1,592	3,742	3,238
Amortization expense	10,559	12,299	21,096	24,546
Stock-based compensation	30,183	53,024	49,733	69,034
Foreign currency transaction (gain) loss	(1,048)	676	(1,652)	1,457
Acquisition-related expense	679	548	1,437	1,649
Acquisition-related earnout	—	100	—	188
Offering costs	—	124	—	124
Payroll taxes related to stock-based compensation	707	253	970	389
System transformation costs	1,340	—	1,781	—
Adjusted EBITDA	$7,701	$6,098	$15,645	$13,589

Liquidity and Capital Resources
General
As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $211.5 million, which were held for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions, as well as the available balance of the 2020 Revolving Credit Facility, described in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our cash and cash equivalents are comprised of cash, money market deposit accounts, and money market funds with original maturities at the time of purchase of three months or less. Our cash and cash equivalents are held at a diversified portfolio of global banks and money market investments, and we do not have material exposure to recent banking-sector events. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to make continued investments in supporting the growth of our business in the future.
A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2023, we had deferred revenue of $355.1 million, of which $290.7 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
As of June 30, 2023, there were no amounts outstanding under the 2020 Credit Agreement, other than $1.0 million in outstanding letters of credit. Effective April 7, 2023, we entered into the Credit Agreement Amendment, which amended certain provisions of the 2020 Credit Agreement. The Credit Agreement Amendment updated the benchmark interest rate provisions to replace the LIBO Rate with the Adjusted Term SOFR for purposes of calculating interest for U.S. dollar-denominated borrowings under the terms of the 2020 Credit Agreement. Except as amended by the Credit Agreement Amendment, the remaining terms of the 2020 Credit Agreement remain in full force and effect. See Note 8 for additional information.
On September 17, 2021, we completed a private offering of the 2026 Notes and received net proceeds of approximately $361.4 million after deducting the initial purchasers’ discounts and commissions and the offering expenses paid by us. The 2026 Notes bear interest at a rate of 0.125% per year, payable semiannually in arrears on March 1st and September 1st of each year, beginning on March 1, 2022.
On July 13, 2023, the Company acquired dataJAR for total purchase consideration of £18.9 million (or approximately $24.6 million using the exchange rate on July 13, 2023), of which £16.2 million (or approximately $21.1 million using the exchange rate on July 13, 2023) was paid upon closing. See Note 13 for additional information.
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
As of June 30, 2023, our principal commitments consist of obligations under our 2026 Notes, contractual agreements for hosting services and other support software, and operating leases for office space. During the six months ended June 30, 2023, there have been no material changes to our commitments under our 2026 Notes and operating leases for office space as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 7 for additional information on commitments under contractual agreements for hosting services and other support software.

Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing, and financing activities:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$(13,231)	$16,342
Net cash used in investing activities	(2,561)	(6,978)
Net cash provided by (used in) financing activities	2,482	(3,375)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	92	(790)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,218)	5,199
Cash, cash equivalents, and restricted cash, beginning of period	231,921	177,150
Cash, cash equivalents, and restricted cash, end of period	$218,703	$182,349
Cash paid for interest	$391	$371
Cash paid for purchases of equipment and leasehold improvements	1,786	2,876
Operating Activities
Our largest source of operating cash is cash collections from our subscription customers. Our primary use of cash from operating activities is related to employee-related expenditures, marketing expenses, and third-party hosting costs.
For the six months ended June 30, 2023, net cash used in operating activities was $13.2 million reflecting our net loss of $60.4 million, adjusted for non-cash charges of $86.9 million and net cash outflows of $39.7 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, non-cash lease expense, and amortization of debt issuance costs. The primary drivers of net cash outflows from changes in operating assets and liabilities included an increase of $19.1 million in deferred contract costs, an increase of $12.0 million in trade accounts receivable due to higher sales and the timing of cash receipts from our customers, a decrease of $10.7 million in accounts payable and accrued liabilities primarily due to cash paid for employee bonuses and cash paid for the contingent consideration associated with the Digita acquisition, and an increase of $6.7 million in prepaid expenses and other assets. These changes were partially offset by an increase of $8.8 million in deferred revenue due to growth in subscription revenue.
For the six months ended June 30, 2022, net cash provided by operating activities was $16.3 million reflecting our net loss of $88.8 million, adjusted for non-cash charges of $109.7 million and net cash outflows of $4.6 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, non-cash lease expense, and amortization of debt issuance costs. The primary drivers of net cash outflows from changes in operating assets and liabilities included an increase of $17.9 million in trade accounts receivable due to higher sales and the timing of cash receipts from our customers, an increase of $15.4 million in deferred contract costs, an increase of $3.9 million in prepaid expenses and other assets, and a decrease of $2.8 million in accounts payable and accrued liabilities. These changes were partially offset by an increase of $35.2 million in deferred revenue due to growth in subscription revenue.
Investing Activities
During the six months ended June 30, 2023, net cash used in investing activities was $2.6 million driven by purchases of $1.8 million in equipment and leasehold improvements and purchases of investments of $0.8 million.
During the six months ended June 30, 2022, net cash used in investing activities was $7.0 million driven by cash paid for two acquisitions of $4.0 million and purchases of $2.9 million in equipment and leasehold improvements.

Financing Activities
Net cash provided by financing activities of $2.5 million during the six months ended June 30, 2023 was primarily due to proceeds of $3.0 million from the exercise of stock options.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2023. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022 for a detailed discussion of our market risks.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness described below. Notwithstanding such material weakness in internal control over financial reporting, our principal executive officer and principal financial officer have concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
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
We are working to remediate this material weakness in our internal control over financial reporting. We have implemented and are currently testing new controls over the financial IT applications used by Wandera with the intention of remediation later this year. These controls include authorization of changes to financial IT applications and enhanced user access controls to ensure appropriate segregation of duties, as well as process-level controls which are dependent upon data from the impacted IT systems. The material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the new controls.
Changes in Internal Control
Except for the remediation measures implemented in connection with the material weakness described above, there have been no changes in internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements
On May 15, 2023, Linh Lam, the Company's Chief Information Officer terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Ms. Lam’s 10b5-1 Plan was adopted on May 27, 2022 and provided for the potential sale of up to 19,139 shares of common stock through August 26, 2023. Following the termination of the previous 10b5-1 Plan on May 15, 2023, Ms. Lam also entered into a new 10b5-1 Plan. Ms. Lam’s new 10b5-1 Plan provides for the potential sale of up to 55,973 shares of common stock, including shares obtained from the settlement of vested RSUs, from August 11, 2023 through May 16, 2024.
Jamf Holding Corp. Annual Cash Incentive Plan
On August 2, 2023, the Compensation and Nominating Committee of the Company’s Board of Directors adopted the Cash Plan. The purpose of the Cash Plan is to align officers’ and other employees’ efforts with the strategic goals of the Company through competitive annual incentive opportunities and govern the terms and conditions of such cash incentive awards granted thereunder. The Cash Plan will be administered by the Compensation & Nominating Committee of the Company’s Board of Directors. The Compensation & Nominating Committee will have the power to grant awards under the Cash Plan, determine the amount of cash to be paid pursuant to each award and the terms and conditions of each award. Awards may provide for payment upon the satisfaction of qualitative performance standards or quantitative performance standards, on an individual, business unit, affiliate, divisional, or Company-wide basis, as determined by the Compensation & Nominating Committee.
The foregoing description of the Cash Plan does not purport to be complete and is qualified in its entirety by reference to the Cash Plan which is attached hereto as Exhibit 10.4, and is incorporated herein by reference.

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

10.2+
Amended and Restated Letter Agreement, dated May 2, 2023, between JAMF Holdings, Inc. and John Strosahl (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 4, 2023).

10.3+
Transition and Retirement Agreement, dated May 2, 2023, between JAMF Holdings, Inc. and Dean Hager (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 4, 2023).

10.4+	Jamf Holding Corp. Annual Cash Incentive Plan, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

JAMF HOLDING CORP. (Registrant)

Date: August 8, 2023	By:	/s/ Ian Goodkind
Ian Goodkind
Chief Financial Officer (Principal Financial and Accounting Officer)