Form 10-Q
period 2023-09-30
Jamf Holding Corp.
filed 2023-11-08
CIK 1721947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 24, 2023, the registrant had 125,795,772 shares of common stock, $0.001 par value, outstanding.

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

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements
JAMF HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$227,619	$224,338
Trade accounts receivable, net of allowances of $484 and $445 at September 30, 2023 and December 31, 2022, respectively	95,361	88,163
Income taxes receivable	678	465
Deferred contract costs	21,693	17,652
Prepaid expenses	15,938	14,331
Other current assets	10,733	6,097
Total current assets	372,022	351,046
Equipment and leasehold improvements, net	16,400	19,421
Goodwill	876,822	856,925
Other intangible assets, net	196,514	218,744
Deferred contract costs, non-current	48,871	39,643
Other assets	41,423	43,763
Total assets	$1,552,052	$1,529,542
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,070	$15,393
Accrued liabilities	68,088	67,051
Income taxes payable	1,018	486
Deferred revenue	311,138	278,038
Total current liabilities	401,314	360,968
Deferred revenue, non-current	58,616	68,112
Deferred tax liability, net	5,624	5,505
Convertible senior notes, net	366,374	364,505
Other liabilities	20,707	29,114
Total liabilities	852,635	828,204
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 125,726,004 and 123,170,172 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	126	123
Additional paid‑in capital	1,136,727	1,049,875
Accumulated other comprehensive loss	(36,051)	(39,951)
Accumulated deficit	(401,385)	(308,709)
Total stockholders’ equity	699,417	701,338
Total liabilities and stockholders’ equity	$1,552,052	$1,529,542
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription	$138,521	$118,524	$396,342	$330,132
Services	3,956	5,216	12,594	14,187
License	148	817	990	4,134
Total revenue	142,625	124,557	409,926	348,453
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	25,009	22,334	72,354	62,870
Cost of services (exclusive of amortization expense shown below)	3,736	3,584	10,413	10,184
Amortization expense	3,494	5,277	10,102	15,760
Total cost of revenue	32,239	31,195	92,869	88,814
Gross profit	110,386	93,362	317,057	259,639
Operating expenses:
Sales and marketing	64,239	54,096	188,337	159,171
Research and development	34,704	30,799	101,501	89,584
General and administrative	35,896	30,061	100,298	103,994
Amortization expense	7,420	7,040	21,908	21,103
Total operating expenses	142,259	121,996	412,044	373,852
Loss from operations	(31,873)	(28,634)	(94,987)	(114,213)
Interest income (expense), net	1,687	45	4,453	(1,455)
Foreign currency transaction loss	(2,647)	(2,624)	(995)	(4,081)
Loss before income tax benefit (provision)	(32,833)	(31,213)	(91,529)	(119,749)
Income tax benefit (provision)	556	(89)	(1,147)	(321)
Net loss	$(32,277)	$(31,302)	$(92,676)	$(120,070)
Net loss per share, basic and diluted	$(0.26)	$(0.26)	$(0.74)	$(1.00)
Weighted‑average shares used to compute net loss per share, basic and diluted	125,537,246	121,014,325	124,455,109	120,188,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(32,277)	$(31,302)	$(92,676)	$(120,070)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,694)	(26,510)	3,900	(56,218)
Total other comprehensive (loss) income	(7,694)	(26,510)	3,900	(56,218)
Comprehensive loss	$(39,971)	$(57,812)	$(88,776)	$(176,288)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount

Three Months Ended September 30, 2023:

Balance, June 30, 2023	124,890,541	$125	$1,105,703	$(28,357)	$(369,108)	$708,363
Exercise of stock options	370,564	—	2,675	—	—	2,675
Vesting of restricted stock units	464,899	1	—	—	—	1
Share‑based compensation	—	—	28,349	—	—	28,349
Foreign currency translation adjustments	—	—	—	(7,694)	—	(7,694)
Net loss	—	—	—	—	(32,277)	(32,277)
Balance, September 30, 2023	125,726,004	$126	$1,136,727	$(36,051)	$(401,385)	$699,417

Three Months Ended September 30, 2022:

Balance, June 30, 2022	120,310,047	$120	$987,576	$(37,574)	$(256,176)	$693,946
Exercise of stock options	476,637	—	3,139	—	—	3,139
Vesting of restricted stock units	553,401	—	—	—	—	—
Share‑based compensation	—	—	20,490	—	—	20,490
Foreign currency translation adjustments	—	—	—	(26,510)	—	(26,510)
Net loss	—	—	—	—	(31,302)	(31,302)
Balance, September 30, 2022	121,340,085	$120	$1,011,205	$(64,084)	$(287,478)	$659,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount

Nine Months Ended September 30, 2023:

Balance, December 31, 2022	123,170,172	$123	$1,049,875	$(39,951)	$(308,709)	$701,338
Exercise of stock options	778,589	1	5,639	—	—	5,640
Vesting of restricted stock units	1,572,281	2	—	—	—	2
Issuance of common stock under the employee stock purchase plan	204,962	—	3,131	—	—	3,131
Share‑based compensation	—	—	78,082	—	—	78,082
Foreign currency translation adjustments	—	—	—	3,900	—	3,900
Net loss	—	—	—	—	(92,676)	(92,676)
Balance, September 30, 2023	125,726,004	$126	$1,136,727	$(36,051)	$(401,385)	$699,417

Nine Months Ended September 30, 2022:

Balance, December 31, 2021	119,426,064	$119	$913,581	$(7,866)	$(167,408)	$738,426
Exercise of stock options	747,410	1	4,681	—	—	4,682
Vesting of restricted stock units	1,036,161	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	130,450	—	3,419	—	—	3,419
Share‑based compensation	—	—	89,524	—	—	89,524
Foreign currency translation adjustments	—	—	—	(56,218)	—	(56,218)
Net loss	—	—	—	—	(120,070)	(120,070)
Balance, September 30, 2022	121,340,085	$120	$1,011,205	$(64,084)	$(287,478)	$659,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(92,676)	$(120,070)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	37,603	41,738
Amortization of deferred contract costs	15,565	12,091
Amortization of debt issuance costs	2,055	2,040
Non-cash lease expense	4,443	4,373
Provision for credit losses and returns	226	310
Share‑based compensation	78,082	89,524
Deferred tax benefit	(1,973)	(2,019)
Adjustment to contingent consideration	—	388
Other	584	4,603
Changes in operating assets and liabilities:
Trade accounts receivable	(6,512)	(15,125)
Income tax receivable/payable	267	688
Prepaid expenses and other assets	(6,838)	(3,351)
Deferred contract costs	(28,839)	(22,919)
Accounts payable	4,916	7,766
Accrued liabilities	(7,370)	2,872
Deferred revenue	20,512	59,922
Net cash provided by operating activities	20,045	62,831
Investing activities
Acquisitions, net of cash acquired	(18,797)	(4,023)
Purchases of equipment and leasehold improvements	(2,522)	(5,645)
Purchase of investments	(750)	(3,100)
Other	(14)	(151)
Net cash used in investing activities	(22,083)	(12,919)
Financing activities
Debt issuance costs	—	(50)
Cash paid for offering costs	—	(104)
Cash paid for contingent consideration	(206)	(4,588)
Payment of acquisition-related holdback	(277)	(200)
Proceeds from the exercise of stock options	5,640	4,682
Net cash provided by (used in) financing activities	5,157	(260)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(190)	(1,322)
Net increase in cash, cash equivalents, and restricted cash	2,929	48,330
Cash, cash equivalents, and restricted cash, beginning of period	231,921	177,150
Cash, cash equivalents, and restricted cash, end of period	$234,850	$225,480
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$704	$683
Income taxes, net of refunds	2,807	1,630
Non-cash activities:
Employee stock purchase plan	3,131	3,419
Offering costs accrued but not paid	—	17
Operating lease assets obtained in exchange for operating lease liabilities	768	7,320
Purchases of equipment and leasehold improvements accrued but not paid	159	311

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$227,619	$225,480
Restricted cash included in other current assets	3,631	—
Restricted cash included in other assets	3,600	—
Total cash, cash equivalents, and restricted cash	$234,850	$225,480
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
Unaudited interim condensed consolidated financial information
The interim condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations, of comprehensive loss, and of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2022 was derived from our audited consolidated financial statements that were included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. All adjustments made were of a normal recurring nature. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future period.
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
Revenue by geographic region as determined based on the location where the sale originated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
The Americas (1)	$95,469	$86,687	$276,720	$241,816
Europe, the Middle East, India, and Africa	36,639	28,622	102,365	82,136
Asia Pacific	10,517	9,248	30,841	24,501
	$142,625	$124,557	$409,926	$348,453
(1) The vast majority of our Americas revenue comes from the U.S.
Note 2. Summary of significant accounting policies
The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies during the three and nine months ended September 30, 2023. The following describes the impact of certain policies.
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
Disaggregation of Revenue
The Company separates revenue into subscription and non-subscription categories to disaggregate the revenue that is term-based and renewable from the revenue that is one-time in nature. Revenue from subscription and non-subscription contractual arrangements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
SaaS subscription and support and maintenance	$133,626	$112,351	$380,954	$312,992
On‑premise subscription	4,895	6,173	15,388	17,140
Subscription revenue	138,521	118,524	396,342	330,132
Professional services	3,956	5,216	12,594	14,187
Perpetual licenses	148	817	990	4,134
Non‑subscription revenue	4,104	6,033	13,584	18,321
Total revenue	$142,625	$124,557	$409,926	$348,453

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Contract Balances
Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance, and services in advance. Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of the period	$355,051	$316,952	$346,150	$282,128
Acquisitions	3,230	—	3,230	—
Revenue earned	(114,780)	(96,542)	(250,724)	(199,357)
Deferral of revenue	127,803	120,820	272,274	258,459
Other (1)	(1,550)	—	(1,176)	—
Balance, end of the period	$369,754	$341,230	$369,754	$341,230
(1) Includes contract assets netted against contract liabilities on a contract-by-contract basis.
There were no significant changes to our contract liabilities during the three and nine months ended September 30, 2023 and 2022 outside of our sales activities.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancellable amounts to be invoiced. As of September 30, 2023, the Company had $477.4 million of remaining performance obligations, with 72% expected to be recognized as revenue over the succeeding 12 months, and the remainder generally expected to be recognized over the three years thereafter.
Deferred Contract Costs
Sales commissions, as well as associated payroll taxes and retirement plan contributions (together, contract costs), that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the condensed consolidated balance sheets when the period of benefit is determined to be greater than one year.
Total amortization of contract costs was $5.6 million and $4.2 million for the three months ended September 30, 2023 and 2022, respectively, and $15.6 million and $12.1 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company periodically reviews these deferred contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three and nine months ended September 30, 2023 and 2022.
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The fair value of these financial instruments were as follows:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$140,201	$—	$—	$140,201
Total cash equivalents	$140,201	$—	$—	$140,201

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$132,306	$—	$—	$132,306
Total cash equivalents	$132,306	$—	$—	$132,306

Liabilities
Contingent consideration:
Accrued liabilities	$—	$—	$6,206	$6,206
Total contingent consideration	$—	$—	$6,206	$6,206
The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above.
The following table provides a summary of the changes in contingent consideration, which is classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$—	$5,700	$6,206	$10,100
Total (gains) losses included in:
Net loss	—	200	—	388
Payments	—	—	(6,206)	(4,588)
Balance, end of period	$—	$5,900	$—	$5,900
The change in the fair value of the contingent consideration is included in general and administrative expenses in the condensed consolidated statements of operations. The adjustment for the three and nine months ended September 30, 2022 primarily reflected updated assumptions about the probability of growth of subscription services.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Fair value measurements of other financial instruments
The following table presents the net carrying value and estimated fair value of the 2026 Notes, which are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2023		December 31, 2022
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$366,374	$312,268	$364,505	$308,504
As of September 30, 2023 and December 31, 2022, the difference between the net carrying value of the 2026 Notes and the principal amount of $373.8 million represents the unamortized debt issuance costs of $7.4 million and $9.2 million, respectively. See Note 8 for more information. The estimated fair value of the 2026 Notes, which is classified as Level 2, was determined based on quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.
Note 4. Acquisitions
dataJAR
On July 13, 2023, the Company completed its acquisition of dataJAR, a UK-based leading MSP focused on providing powerful Apple and Jamf services for businesses and educational organizations. dataJAR’s proprietary software provides a single pane of glass for Jamf MSP partners who assist in managing multiple organizations’ deployments, reducing support tickets, and allowing partners to more seamlessly manage devices. We believe this acquisition will help Jamf partner more closely with its MSP partners and expand the reach of its leading Apple-first and Apple-best management and security platform.
Under the terms of the dataJAR Purchase Agreement, the Company acquired 100% of the equity interest in dataJAR for total purchase consideration of £19.3 million (or approximately $25.1 million using the exchange rate on July 13, 2023), which included (i) £16.6 million (or approximately $21.6 million using the exchange rate on July 13, 2023) paid upon closing, (ii) £0.2 million (or approximately $0.3 million using the exchange rate on July 13, 2023) in cash as partial security for post-closing true-up adjustments, and (iii) £2.5 million (or approximately $3.2 million using the exchange rate on July 13, 2023) in cash as partial security for post-closing indemnification claims to be released 12 months from the closing date. The cash consideration paid upon closing was funded by the Company’s cash on hand.
In addition, the terms of the dataJAR Purchase Agreement provide for additional future payments to the sellers in the amount of £6.5 million (or approximately $8.4 million using the exchange rate on July 13, 2023) if certain key employees continue their employment with the Company through July 13, 2024. This expense is recognized on a straight-line basis over the requisite service period in general and administrative expense in the condensed consolidated statement of operations. The Company recognized expense of $1.7 million related to this agreement during the three months ended September 30, 2023.
Acquisition-related expenses of $1.2 million were expensed as incurred. These expenses were recognized as acquisition costs in general and administrative expenses in the condensed consolidated statement of operations.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The final purchase accounting allocations for the dataJAR acquisition will be determined within one year from the acquisition date and depend on a number of factors, including the final valuation of our intangible assets acquired and finalization of income tax effects of the opening balance sheet. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$2,789
Trade accounts receivable, net	945
Prepaid expenses	1,208
Other current assets	10
Intangible assets acquired	9,400
Operating lease assets	252
Liabilities assumed:
Accounts payable	(605)
Accrued liabilities	(599)
Income taxes payable	(45)
Deferred revenue	(3,230)
Operating lease liabilities	(191)
Deferred tax liability	(2,398)
Goodwill	17,550
Total purchase consideration	$25,086
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
•anticipated growth in revenue and churn rates for existing customers;
•obsolescence curves and other useful life assumptions, such as the period of time and intended use of acquired intangible assets in the Company’s product offerings; and
•discount rates.
The goodwill represents the excess of the purchase consideration over the fair value of the underlying net identifiable assets. The goodwill recognized in this acquisition is primarily attributable to expected synergies in sales opportunities across complementary products, customers, and geographies and cross-selling opportunities. The goodwill is not deductible for income tax purposes.
The estimated useful lives and fair values of the identifiable intangible assets acquired were as follows:

	Useful Life	Gross Value
		(in thousands)
Customer relationships	6.0 years	$5,000
Developed technology	5.0 years	4,400
Total identifiable intangible assets		$9,400
The weighted-average useful life of the intangible assets acquired was 5.5 years.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Customer relationships represent the estimated fair value of the underlying relationships with dataJAR customers and were valued using the multi-period excess earnings method. Developed technology represents the estimated fair value of the dataJAR software and was valued using the relief from royalty method.
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Note 5. Goodwill and other intangible assets
The change in the carrying amount of goodwill was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Goodwill, beginning of period	$867,909	$823,671	$856,925	$845,734
Goodwill acquired	17,550	—	17,550	3,014
Measurement period adjustments	—	—	339	—
Foreign currency translation adjustment	(8,637)	(23,147)	2,008	(48,224)
Goodwill, end of period	$876,822	$800,524	$876,822	$800,524

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	September 30, 2023
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,653	$25,515	$9,138	2.1 years
Customer relationships	2 ‑ 12 years	254,612	113,574	141,038	6.5 years
Developed technology	5 - 6.5 years	121,730	76,526	45,204	4.1 years
Non‑competes	2 - 3 years	2,884	1,934	950	2.0 years
Order backlog	2.5 years	3,543	3,359	184	0.3 years
Total intangible assets		$417,422	$220,908	$196,514

	December 31, 2022
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,649	$22,200	$12,449	2.8 years
Customer relationships	2 ‑ 12 years	249,659	96,973	152,686	7.2 years
Developed technology	5 - 6.5 years	116,881	66,373	50,508	4.7 years
Non‑competes	2 - 3 years	2,864	1,066	1,798	2.3 years
Order backlog	2.5 years	3,518	2,215	1,303	1.0 year
Total intangible assets		$407,571	$188,827	$218,744
The gross value in the tables above includes a cumulative foreign currency translation adjustment of $(10.5) million and $(11.0) million as of September 30, 2023 and December 31, 2022, respectively. The cumulative foreign currency translation adjustment for accumulated amortization was not material as of both September 30, 2023 and December 31, 2022.
Amortization expense was $10.9 million and $12.3 million for the three months ended September 30, 2023 and 2022, respectively, and $32.0 million and $36.9 million for the nine months ended September 30, 2023 and 2022, respectively.
There were no impairments to goodwill or intangible assets during the three and nine months ended September 30, 2023 and 2022.
Note 6. Leases
Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	September 30, 2023	December 31, 2022
		(in thousands)
Assets
Operating lease assets	Other assets	$20,094	$23,828

Liabilities
Operating lease liabilities - current	Accrued liabilities	$6,232	$6,539
Operating lease liabilities - non-current	Other liabilities	17,103	21,895
Total operating lease liabilities		$23,335	$28,434

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 7. Commitments and contingencies
Hosting Services and Other Support Software Agreements
The Company has various contractual agreements for hosting services and other support software. The below table reflects the minimum payments under these agreements as of September 30, 2023 (in thousands):

Years ending December 31:
2023 (remaining three months)	$2,354
2024	40,198
2025	21,521
2026	1,126
2027	1,126
Thereafter	—
$66,325
As of September 30, 2023, the Company also has a variable obligation of $17.5 million over the term of a three-year contract for third-party hosting services. The Company entered into this contract in May 2022. The variable obligation is not reflected in the table above.
Contingencies
From time to time, the Company may be subject to various claims, charges, and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company had no liabilities for contingencies as of September 30, 2023 or December 31, 2022.
Note 8. Debt
The following table summarizes the balances and availability of our 2026 Notes and 2020 Revolving Credit Facility:

	Outstanding (1)		Unutilized Amount		Interest Rate				Maturity Date
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023		December 31, 2022
	(in thousands)
2026 Notes	$366,374	$364,505	N/A	N/A	0.125%		0.125%		Sept. 1, 2026
2020 Revolving Credit Facility	1,037	1,037	$148,963	$148,963	1.25%	(2)	1.25%	(2)	July 27, 2025
(1) Represents the net carrying amount of our 2026 Notes and outstanding letters of credit under the 2020 Revolving Credit Facility.
(2) Represents the rate on the outstanding letters of credit under the 2020 Revolving Credit Facility. See further discussion on the interest rate applicable to borrowings under the 2020 Revolving Credit Facility below.
Convertible Senior Notes
On September 17, 2021, the Company issued $373.8 million aggregate principal amount of 0.125% 2026 Notes in a private offering. The initial conversion rate for the 2026 Notes is 20.0024 shares of the Company’s common stock per $1,000

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $49.99 per share of common stock. As of September 30, 2023, the conditions allowing holders of the 2026 Notes to convert were not met.
The following table sets forth the interest expense related to the 2026 Notes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Contractual interest expense	$116	$116	$350	$350
Amortization of issuance costs	624	620	1,869	1,854
The effective interest rate on the 2026 Notes was 0.81% for both the three and nine months ended September 30, 2023 and 2022. See Note 3 for additional information on the Company’s 2026 Notes.
Credit Agreement
The 2020 Credit Agreement provides for the 2020 Revolving Credit Facility of $150.0 million, which may be increased or decreased under specific circumstances, with a $25.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the 2020 Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. The 2020 Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants, and events of default. We were in compliance with such covenants as of both September 30, 2023 and December 31, 2022.
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company recognized stock-based compensation expense for all equity arrangements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$2,653	$2,479	$7,635	$6,495
Services	362	344	994	961
Sales and marketing	8,493	6,955	25,068	26,625
Research and development	6,429	5,130	17,863	19,620
General and administrative	10,412	5,582	26,522	35,823
	$28,349	$20,490	$78,082	$89,524
Equity Incentive Plans
The maximum number of shares of common stock available for issuance under the 2020 Plan was 29,183,546 shares as of January 1, 2023. As of September 30, 2023, 14,093,923 shares of common stock were reserved for additional grants under the 2020 Plan and 128,928 shares of common stock were reserved for additional grants under the 2017 Option Plan. All stock options previously granted by the Company were at an exercise price at or above the estimated fair market value of the Company’s common stock as of the grant date.
Return Target Options
The table below summarizes return target option activity for the nine months ended September 30, 2023:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	3,272,920	$6.75	5.8	$47,623
Granted	—	—
Exercised	(668,298)	7.26		9,174
Forfeitures	—	—
Outstanding, September 30, 2023	2,604,622	$6.62	4.6	$28,762
Options exercisable at September 30, 2023	2,604,622	$6.62	4.6	$28,762
Vested or expected to vest at September 30, 2023	2,604,622	$6.62	4.6	$28,762
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options on the last day of the period. The return target options outstanding on June 27, 2022 were modified such that these options were deemed fully vested as of June 30, 2022. During the three months ended June 30, 2022, with the filing of a Form S-3 “shelf” registration statement, the market condition and the implied performance obligation were deemed to be satisfied and the Company recognized $33.0 million of stock-based compensation expense. There is no remaining unrecognized compensation expense related to these return target options as of September 30, 2023. The Company issues new shares when return target options are exercised.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Service-Based Options
The table below summarizes the service-based option activity for the nine months ended September 30, 2023:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	1,215,822	$5.70	5.1	$18,968
Granted	—	—
Exercised	(110,291)	7.13		1,490
Forfeitures	—	—
Outstanding, September 30, 2023	1,105,531	$5.56	3.4	$13,381
Options exercisable at September 30, 2023	1,092,239	$5.52	3.3	$13,255
Vested or expected to vest at September 30, 2023	1,105,531	$5.56	3.4	$13,381
Restricted Stock Units
RSU activity for the nine months ended September 30, 2023 was as follows:

	Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding, December 31, 2022	8,417,357	$29.61
Granted	4,931,937	19.86
Vested	(1,572,281)	29.87
Forfeited	(685,324)	28.32
Outstanding, September 30, 2023	11,091,689	$25.36
RSUs under the 2020 Plan generally vest ratably on an annual basis over four years. There was $220.8 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.7 years as of September 30, 2023. The total fair value of RSUs vested during the nine months ended September 30, 2023 was $47.0 million.
In connection with the Company’s former CEO Dean Hager’s Transition and Retirement Agreement, dated May 2, 2023, and his retirement effective September 1, 2023, the Company recognized incremental stock-based compensation expense related to the modification of vested stock options and acceleration of expense of unvested RSUs through the retirement date of $4.3 million and $10.0 million during the three and nine months ended September 30, 2023, respectively.
Employee Stock Purchase Plan
As of September 30, 2023 and December 31, 2022, the Company withheld, at the employees’ request, $2.6 million and $1.1 million, respectively, of eligible employee compensation, which is included in accrued liabilities in the condensed consolidated balance sheets, for purchases of common stock under the 2021 ESPP.
As of September 30, 2023, 4,925,810 shares of common stock were reserved for future issuance under the 2021 ESPP. During the nine months ended September 30, 2023, 204,962 shares of common stock were issued under the 2021 ESPP at a weighted-average purchase price of $15.76 per share. Total proceeds to the Company were $3.1 million during the nine months ended September 30, 2023.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The average grant date fair value for the offering period under the 2021 ESPP that commenced on May 1, 2023 was $5.22 per share. The Company used the following assumptions in the Black-Scholes option pricing model to estimate the fair value:

Three and Nine Months Ended September 30, 2023
Expected term	0.5 years
Expected volatility	51.25%
Risk-free interest rate	5.14%
Expected dividend yield	—%
There was $0.2 million of unrecognized compensation expense related to the 2021 ESPP that is expected to be recognized over a period of one month as of September 30, 2023.
Note 10. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(32,277)	$(31,302)	$(92,676)	$(120,070)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	125,537,246	121,014,325	124,455,109	120,188,587
Basic and diluted net loss per share	$(0.26)	$(0.26)	$(0.74)	$(1.00)
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and nine months ended September 30, 2023 and 2022, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share given that the potentially dilutive shares would have been antidilutive if included in this calculation.
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of September 30,
	2023	2022
Stock options outstanding	3,710,153	4,583,520
Unvested restricted stock units	11,091,689	8,821,852
Shares related to the 2026 Notes	7,475,897	7,475,897
Shares committed under the 2021 ESPP	216,718	196,410
Total potentially dilutive securities	22,494,457	21,077,679

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 11.     Income taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The following table presents benefit (provision) for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Loss before income tax benefit (provision)	$(32,833)	$(31,213)	$(91,529)	$(119,749)
Income tax benefit (provision)	556	(89)	(1,147)	(321)
Effective tax rate	1.7%	(0.3)%	(1.3)%	(0.3)%
For the periods presented, the difference between the statutory rate and the Company’s effective tax rate was primarily due to the valuation allowances on its U.S. and UK tax assets. The effective tax rate is also impacted by state taxes and earnings realized in foreign jurisdictions and the acquisition of dataJAR.
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
Note 12. Related party transactions
As of September 30, 2023 and December 31, 2022, the Company accrued $1.5 million and $1.3 million, respectively, related to JNGF pledges, which are included in accrued liabilities in the condensed consolidated balance sheets. The Company may engage in transactions in the ordinary course of business with significant shareholders or other companies whose directors or officers may also serve as directors or officers for the Company. The Company carries out these transactions on customary terms.
Vista is a U.S.-based investment firm that controls the funds which previously owned a majority of the Company. In 2021, Vista sold a portion of its investment in the Company such that its funds no longer owned a majority of the Company as of September 30, 2023. However, Vista is deemed a related party in accordance with ASC 850 as it continues to be a principal owner of the Company. There were no material transactions with Vista or its affiliates during the three and nine months ended September 30, 2023 and 2022.

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
•risks related to regional instabilities and hostilities (including the current conflicts in Ukraine and the Middle East), government trade or similar regulatory actions, and other general political conditions globally and in the markets in which we do business; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by our subsequent Quarterly Reports on Form 10-Q.
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
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-

looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

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
The number of devices on our software platform was 31.8 million and 29.3 million as of September 30, 2023 and 2022, respectively, representing a 9% year-over-year growth rate. The increase in number of devices reflects our growth across industries, products, and geographies.
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
Our ARR was $566.3 million and $490.5 million as of September 30, 2023 and 2022, respectively, which is an increase of 15% year-over-year. The growth in our ARR is primarily driven by device expansion, the addition of new customers, and cross-selling additional solutions to our installed customer base.
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
Our dollar-based net retention rates were 108% and 115% for the trailing twelve months ended September 30, 2023 and 2022, respectively. Our high dollar-based net retention rates are primarily attributable to an expansion of devices and our ability to cross-sell our new solutions to our installed customer base.

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
Subscription	$138,521	$118,524	$396,342	$330,132
Services	3,956	5,216	12,594	14,187
License	148	817	990	4,134
Total revenue	142,625	124,557	409,926	348,453
Cost of revenue:
Cost of subscription(1)(2)(3)(4)(5) (exclusive of amortization expense shown below)	25,009	22,334	72,354	62,870
Cost of services(1)(2)(3)(4) (exclusive of amortization expense shown below)	3,736	3,584	10,413	10,184
Amortization expense	3,494	5,277	10,102	15,760
Total cost of revenue	32,239	31,195	92,869	88,814
Gross profit	110,386	93,362	317,057	259,639
Operating expenses:
Sales and marketing(1)(2)(3)(4)(5)	64,239	54,096	188,337	159,171
Research and development(1)(2)(3)(4)(5)	34,704	30,799	101,501	89,584
General and administrative(1)(2)(3)(4)(5)	35,896	30,061	100,298	103,994
Amortization expense	7,420	7,040	21,908	21,103
Total operating expenses	142,259	121,996	412,044	373,852
Loss from operations	(31,873)	(28,634)	(94,987)	(114,213)
Interest income (expense), net	1,687	45	4,453	(1,455)
Foreign currency transaction loss	(2,647)	(2,624)	(995)	(4,081)
Loss before income tax benefit (provision)	(32,833)	(31,213)	(91,529)	(119,749)
Income tax benefit (provision)	556	(89)	(1,147)	(321)
Net loss	$(32,277)	$(31,302)	$(92,676)	$(120,070)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$2,653	$2,479	$7,635	$6,495
Services	362	344	994	961
Sales and marketing	8,493	6,955	25,068	26,625
Research and development	6,429	5,130	17,863	19,620
General and administrative	10,412	5,582	26,522	35,823
	$28,349	$20,490	$78,082	$89,524

(2) Includes payroll taxes related to stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$92	$109	$175	$133
Services	13	23	25	24
Sales and marketing	304	366	711	443
Research and development	164	142	410	246
General and administrative	131	92	353	275
	$704	$732	$1,674	$1,121
(3) Includes depreciation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$302	$285	$923	$891
Services	46	40	124	126
Sales and marketing	786	669	2,378	1,986
Research and development	447	409	1,370	1,165
General and administrative	270	234	798	707
	$1,851	$1,637	$5,593	$4,875
(4) Includes acquisition-related expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$—	$—	$—	$61
Services	14	—	16	—
Sales and marketing	104	—	219	7
Research and development	333	246	508	792
General and administrative	2,284	1,536	3,429	2,571
	$2,735	$1,782	$4,172	$3,431
(5) Includes system transformation costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$22	$—	$22	$—
Sales and marketing	55	—	92	—
Research and development	2	—	12	—
General and administrative	1,293	—	3,027	—
	$1,372	$—	$3,153	$—

General and administrative also includes acquisition-related earnout of $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. The acquisition-related earnout was an expense for the three and nine months ended September 30, 2022 reflecting the increase in fair value of the Digita acquisition contingent liability due to growth in sales of our Jamf Protect product.
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(as a percentage of total revenue)
Revenue:
Subscription	97%	95%	97%	95%
Services	3	4	3	4
License	—	1	—	1
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	18	18	18	18
Cost of services (exclusive of amortization expense shown below)	3	3	3	3
Amortization expense	2	4	2	4
Total cost of revenue	23	25	23	25
Gross profit	77	75	77	75
Operating expenses:
Sales and marketing	45	43	46	46
Research and development	24	25	25	26
General and administrative	25	24	24	30
Amortization expense	5	6	5	6
Total operating expenses	99	98	100	108
Loss from operations	(22)	(23)	(23)	(33)
Interest income (expense), net	1	—	1	—
Foreign currency transaction loss	(2)	(2)	—	(1)
Loss before income tax benefit (provision)	(23)	(25)	(22)	(34)
Income tax benefit (provision)	—	—	(1)	—
Net loss	(23)%	(25)%	(23)%	(34)%

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
SaaS subscription and support and maintenance	$133,626	$112,351	$21,275	19%	$380,954	$312,992	$67,962	22%
On‑premise subscription	4,895	6,173	(1,278)	(21)	15,388	17,140	(1,752)	(10)
Subscription revenue	138,521	118,524	19,997	17	396,342	330,132	66,210	20
Professional services	3,956	5,216	(1,260)	(24)	12,594	14,187	(1,593)	(11)
Perpetual licenses	148	817	(669)	(82)	990	4,134	(3,144)	(76)
Non-subscription revenue	4,104	6,033	(1,929)	(32)	13,584	18,321	(4,737)	(26)
Total revenue	$142,625	$124,557	$18,068	15%	$409,926	$348,453	$61,473	18%
Three and nine months ended
For the three and nine months ended September 30, 2023, overall revenue increased primarily as a result of higher subscription revenue, partially offset by a decrease in perpetual licenses revenue and professional services revenue. Subscription revenue accounted for 97% of total revenue for the three and nine months ended September 30, 2023 compared to 95% for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2023, the increase in subscription revenue was driven by device expansion, the addition of new customers, and cross-selling. For the three and nine months ended September 30, 2023, the decrease in perpetual licenses revenue primarily reflects customers shifting from perpetual licenses to subscriptions. For the three and nine months ended September 30, 2023, the decrease in professional services revenue was driven by lower demand from customers given budget constraints.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$25,009	$22,334	$2,675	12%	$72,354	$62,870	$9,484	15%
Cost of services (exclusive of amortization expense show below)	3,736	3,584	152	4	10,413	10,184	229	2
Amortization expense	3,494	5,277	(1,783)	(34)	10,102	15,760	(5,658)	(36)
Total cost of revenue	$32,239	$31,195	$1,044	3%	$92,869	$88,814	$4,055	5%
Gross margin	77%	75%			77%	75%
Three months ended
For the three months ended September 30, 2023, cost of revenue increased primarily due to an increase in cost of subscription revenue, partially offset by a decrease in amortization expense. Cost of subscription revenue increased primarily due to a $1.3 million increase in employee compensation costs primarily related to higher headcount to support the growth in our subscription customer base and a $0.7 million increase in third party hosting fees as we increased capacity to support our growth. Amortization expense decreased due to certain intangible assets reaching the end of their useful life.
Nine months ended
For the nine months ended September 30, 2023, cost of revenue increased primarily due to an increase in cost of subscription revenue, partially offset by a decrease in amortization expense. Cost of subscription revenue increased primarily due to a $4.6 million increase in employee compensation costs primarily related to higher headcount to support the growth in our subscription customer base, a $3.1 million increase in third party hosting fees as we increased capacity to support our growth, and a $1.2 million increase in stock-based compensation expense and related payroll taxes. Amortization expense decreased due to certain intangible assets reaching the end of their useful life.

Total gross margin for the three and nine months ended September 30, 2023 increased as our revenue expanded faster than the costs required to deliver the revenue and amortization expense decreased.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$64,239	$54,096	$10,143	19%	$188,337	$159,171	$29,166	18%
Research and development	34,704	30,799	3,905	13	101,501	89,584	11,917	13
General and administrative	35,896	30,061	5,835	19	100,298	103,994	(3,696)	(4)
Amortization expense	7,420	7,040	380	5	21,908	21,103	805	4
Operating expenses	$142,259	$121,996	$20,263	17%	$412,044	$373,852	$38,192	10%
Three months ended
For the three months ended September 30, 2023, sales and marketing expenses increased primarily due to a $6.8 million increase in employee compensation costs primarily driven by higher headcount due to growth in the business, a $1.6 million increase in marketing costs, and a $1.5 million increase in stock-based compensation expense and related payroll taxes.
For the three months ended September 30, 2023, research and development expenses increased primarily due to a $3.4 million increase in employee compensation costs primarily driven by higher headcount due to growth in our overall business and a $1.3 million increase in stock-based compensation expense and related payroll taxes, partially offset by a $1.1 million decrease in outside services.
For the three months ended September 30, 2023, general and administrative expenses increased primarily due to a $4.9 million increase in stock-based compensation expense and related payroll taxes, a $1.3 million increase related to system transformation costs, and a $0.7 million increase in acquisition-related expenses, partially offset by a $0.6 million decrease in the annual premium for directors and officers insurance due to improved market conditions for such insurance and a $0.4 million decrease in employee compensation costs.
Nine months ended
For the nine months ended September 30, 2023, sales and marketing expenses increased primarily due to a $25.0 million increase in employee compensation costs primarily driven by higher headcount due to growth in the business, a $3.3 million increase in marketing costs, a $1.0 million increase in travel-related expenses, and a $0.8 million increase in computer hardware and software costs to support the growth of the business, partially offset by a $1.3 million decrease in stock-based compensation expense and related payroll taxes due to the modification of return target options in the second quarter of 2022.
For the nine months ended September 30, 2023, research and development expenses increased primarily due to a $13.8 million increase in employee compensation costs primarily driven by higher headcount due to growth in our overall business and a $0.6 million increase in computer hardware and software costs to support the growth of the business, partially offset by a $1.6 million decrease in stock-based compensation expense and related payroll taxes due to the modification of return target options in the second quarter of 2022, and a $1.1 million decrease in outside services.
For the nine months ended September 30, 2023, general and administrative expenses decreased due to a $9.2 million decrease in stock-based compensation expense and related payroll taxes, and a $2.0 million decrease in the annual premium for directors and officers insurance due to improved market conditions for such insurance, partially offset by a $3.3 million increase in employee compensation costs primarily driven by higher headcount to support our continued growth, a $3.0 million increase related to system transformation costs, and a $0.8 million increase in acquisition-related expenses. The decrease in stock-based compensation expense and related payroll taxes was primarily due to the modification of return target options in the second quarter of 2022, partially offset by incremental stock-based compensation expense of $10.0 million recognized during the nine months ended September 30, 2023 in connection with our former CEO’s retirement. See Note 9 for additional information on share-based compensation.

Interest Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Interest income (expense), net	$1,687	$45	$1,642	NM	$4,453	$(1,455)	$5,908	NM
NM Not Meaningful.
Three and nine months ended
For the three and nine months ended September 30, 2023, interest income, net increased primarily due to higher earned interest rates and higher average invested balances.
Foreign Currency Transaction Loss

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Foreign currency transaction loss	$(2,647)	$(2,624)	$(23)	(1)%	$(995)	$(4,081)	$3,086	76%
For the nine months ended September 30, 2023, foreign currency transaction loss decreased primarily due to the impact of changes in foreign currency exchange rates, primarily the GBP and EUR.
Income Tax Benefit (Provision)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Income tax benefit (provision)	$556	$(89)	$645	NM	$(1,147)	$(321)	$(826)	NM
Effective tax rate	1.7%	(0.3)%			(1.3)%	(0.3)%
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
Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin
We use non-GAAP gross profit and non-GAAP gross profit margin, and believe it is useful to our investors, to understand and evaluate our operating performance and trends and to prepare and approve our annual budget. We define non-GAAP gross profit as gross profit, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, and system transformation costs. System transformation costs are primarily associated with the implementation of sales software and software supporting our business including enterprise resource planning, as well as other systems to provide best-in-class processes, governance, and systems. The transformation includes a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. We define non-GAAP gross profit margin as non-GAAP gross profit as a percentage of total revenue.
A reconciliation of non-GAAP gross profit to gross profit and non-GAAP gross profit margin to gross profit margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Gross profit	$110,386	$93,362	$317,057	$259,639
Amortization expense	3,494	5,277	10,102	15,760
Stock-based compensation	3,015	2,823	8,629	7,456
Acquisition-related expense	14	—	16	61
Payroll taxes related to stock-based compensation	105	132	200	157
System transformation costs	22	—	22	—
Non-GAAP gross profit	$117,036	$101,594	$336,026	$283,073
Gross profit margin	77%	75%	77%	75%
Non-GAAP gross profit margin	82%	82%	82%	81%
Non-GAAP Operating Income and Non-GAAP Operating Income Margin
We use non-GAAP operating income and non-GAAP operating income margin, and believe it is useful for our investors, to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We define non-GAAP operating income as operating loss, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, system transformation costs, and legal settlements and other non-recurring litigation costs. We define non-GAAP operating income margin as non-GAAP operating income as a percentage of total revenue.

A reconciliation of non-GAAP operating income to operating loss and non-GAAP operating income margin to operating loss margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating loss	$(31,873)	$(28,634)	$(94,987)	$(114,213)
Amortization expense	10,914	12,317	32,010	36,863
Stock-based compensation	28,349	20,490	78,082	89,524
Acquisition-related expense	2,735	1,782	4,172	3,431
Acquisition-related earnout	—	200	—	388
Offering costs	—	—	—	124
Payroll taxes related to stock-based compensation	704	732	1,674	1,121
System transformation costs	1,372	—	3,153	—
Legal settlements and other non-recurring litigation costs	200	—	200	—
Non-GAAP operating income	$12,401	$6,887	$24,304	$17,238
Operating loss margin	(22)%	(23)%	(23)%	(33)%
Non-GAAP operating income margin	9%	6%	6%	5%
Non-GAAP Net Income
We use non-GAAP net income, and believe it is useful for our investors, to understand and evaluate our operating performance and trends. We define non-GAAP net income as net loss, adjusted for income tax benefit (provision), amortization expense, stock-based compensation expense, foreign currency transaction loss, amortization of debt issuance costs, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, system transformation costs, and legal settlements and other non-recurring litigation costs, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. statutory tax rate.
We define non-GAAP income before income taxes as loss before income taxes adjusted for amortization expense, stock-based compensation expense, foreign currency transaction loss, amortization of debt issuance costs, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, system transformation costs, and legal settlements and other non-recurring litigation costs.
We define non-GAAP provision for income taxes as the current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. statutory tax rate.

A reconciliation of non-GAAP net income to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(32,277)	$(31,302)	$(92,676)	$(120,070)
Exclude: income tax benefit (provision)	556	(89)	(1,147)	(321)
Loss before income tax benefit (provision)	(32,833)	(31,213)	(91,529)	(119,749)
Amortization expense	10,914	12,317	32,010	36,863
Stock-based compensation	28,349	20,490	78,082	89,524
Foreign currency transaction loss	2,647	2,624	995	4,081
Amortization of debt issuance costs	687	682	2,055	2,040
Acquisition-related expense	2,735	1,782	4,172	3,431
Acquisition-related earnout	—	200	—	388
Offering costs	—	—	—	124
Payroll taxes related to stock-based compensation	704	732	1,674	1,121
System transformation costs	1,372	—	3,153	—
Legal settlements and other non-recurring litigation costs	200	—	200	—
Non-GAAP income before income taxes	14,775	7,614	30,812	17,823
Non-GAAP provision for income taxes (1)	(3,546)	(1,828)	(7,395)	(4,278)
Non-GAAP net income	$11,229	$5,786	$23,417	$13,545
(1) In accordance with the SEC’s Non-GAAP Financial Measures Compliance and Disclosure Interpretation, the Company’s blended U.S. statutory rate of 24% is used as an estimate for the current and deferred income tax expense associated with our non-GAAP income before income taxes.
Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted for interest (income) expense, net, (benefit) provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, foreign currency transaction loss, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, system transformation costs, and legal settlements and other non-recurring litigation costs.
A reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(32,277)	$(31,302)	$(92,676)	$(120,070)
Interest (income) expense, net	(1,687)	(45)	(4,453)	1,455
(Benefit) provision for income taxes	(556)	89	1,147	321
Depreciation expense	1,851	1,637	5,593	4,875
Amortization expense	10,914	12,317	32,010	36,863
Stock-based compensation	28,349	20,490	78,082	89,524
Foreign currency transaction loss	2,647	2,624	995	4,081
Acquisition-related expense	2,735	1,782	4,172	3,431
Acquisition-related earnout	—	200	—	388
Offering costs	—	—	—	124
Payroll taxes related to stock-based compensation	704	732	1,674	1,121
System transformation costs	1,372	—	3,153	—
Legal settlements and other non-recurring litigation costs	200	—	200	—
Adjusted EBITDA	$14,252	$8,524	$29,897	$22,113

Liquidity and Capital Resources
General
As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $227.6 million, which were held for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions, as well as the available balance of the 2020 Revolving Credit Facility, described in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our cash and cash equivalents are comprised of cash, money market deposit accounts, and money market funds with original maturities at the time of purchase of three months or less. Our cash and cash equivalents are held at a diversified portfolio of global banks and money market investments, and we do not have material exposure to recent banking-sector events. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to make continued investments in supporting the growth of our business in the future.
A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2023, we had deferred revenue of $369.8 million, of which $311.1 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
As of September 30, 2023, there were no amounts outstanding under the 2020 Credit Agreement, other than $1.0 million in outstanding letters of credit. Effective April 7, 2023, we entered into the Credit Agreement Amendment, which amended certain provisions of the 2020 Credit Agreement. The Credit Agreement Amendment updated the benchmark interest rate provisions to replace the LIBO Rate with the Adjusted Term SOFR for purposes of calculating interest for U.S. dollar-denominated borrowings under the terms of the 2020 Credit Agreement. Except as amended by the Credit Agreement Amendment, the remaining terms of the 2020 Credit Agreement remain in full force and effect. See Note 8 for additional information.
On September 17, 2021, we completed a private offering of the 2026 Notes and received net proceeds of approximately $361.4 million after deducting the initial purchasers’ discounts and commissions and the offering expenses paid by us. The 2026 Notes bear interest at a rate of 0.125% per year, payable semiannually in arrears on March 1st and September 1st of each year, beginning on March 1, 2022.
On July 13, 2023, the Company acquired dataJAR for total purchase consideration of £19.3 million (or approximately $25.1 million using the exchange rate on July 13, 2023), of which £16.6 million (or approximately $21.6 million using the exchange rate on July 13, 2023) was paid upon closing. See Note 4 for additional information.
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
As of September 30, 2023, our principal commitments consist of obligations under our 2026 Notes, contractual agreements for hosting services and other support software, and operating leases for office space. During the nine months ended September 30, 2023, there have been no material changes to our commitments under our 2026 Notes and operating leases for office space as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 7 for additional information on commitments under contractual agreements for hosting services and other support software.

Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$20,045	$62,831
Net cash used in investing activities	(22,083)	(12,919)
Net cash provided by (used in) financing activities	5,157	(260)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(190)	(1,322)
Net increase in cash, cash equivalents, and restricted cash	2,929	48,330
Cash, cash equivalents, and restricted cash, beginning of period	231,921	177,150
Cash, cash equivalents, and restricted cash, end of period	$234,850	$225,480
Cash paid for interest	$704	$683
Cash paid for purchases of equipment and leasehold improvements	2,522	5,645
Operating Activities
Our largest source of operating cash is cash collections from our subscription customers. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses, and third-party hosting costs.
For the nine months ended September 30, 2023, net cash provided by operating activities was $20.0 million reflecting our net loss of $92.7 million, adjusted for non-cash charges of $136.6 million and net cash outflows of $23.9 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, non-cash lease expense, and amortization of debt issuance costs. The primary drivers of net cash outflows from changes in operating assets and liabilities included an increase of $28.8 million in deferred contract costs, an increase of $6.8 million in prepaid expenses and other assets, an increase of $6.5 million in trade accounts receivable, and a decrease of $2.5 million in accounts payable and accrued liabilities. These changes were partially offset by an increase of $20.5 million in deferred revenue due to growth in subscription revenue.
For the nine months ended September 30, 2022, net cash provided by operating activities was $62.8 million reflecting our net loss of $120.1 million, adjusted for non-cash charges of $153.0 million and net cash inflows of $29.9 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, depreciation and amortization of property and equipment and intangible assets, amortization of deferred contract costs, non-cash lease expense, and amortization of debt issuance costs. The primary drivers of net cash inflows from changes in operating assets and liabilities included an increase of $59.9 million in deferred revenue due to growth in subscription revenue and an increase of $10.6 million in accounts payable and accrued liabilities. These changes were partially offset by an increase of $22.9 million in deferred contract costs, an increase of $15.1 million in trade accounts receivable due to higher sales and the timing of cash receipts from our customers, and an increase of $3.4 million in prepaid expenses and other assets.
Investing Activities
During the nine months ended September 30, 2023, net cash used in investing activities was $22.1 million driven by cash paid for the dataJAR acquisition of $18.8 million, net of cash acquired, purchases of $2.5 million in equipment and leasehold improvements, and purchases of investments of $0.8 million.
During the nine months ended September 30, 2022, net cash used in investing activities was $12.9 million driven by purchases of $5.6 million in equipment and leasehold improvements, cash paid for two acquisitions of $4.0 million, and cash paid for the purchase of investments of $3.1 million.

Financing Activities
Net cash provided by financing activities of $5.2 million during the nine months ended September 30, 2023 was primarily due to proceeds of $5.6 million from the exercise of stock options.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2023. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022 for a detailed discussion of our market risks.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness described below. Notwithstanding such material weakness in internal control over financial reporting, our principal executive officer and principal financial officer have concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
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
Changes in Internal Control
Except for the remediation measures implemented in connection with the material weakness described above, there have been no changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements
On September 8, 2023, Vina Leite, one of the Company’s directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Ms. Leite’s 10b5-1 Plan provides for the potential sale of up to 14,681 shares of common stock, subject to certain conditions, from December 8, 2023 through September 8, 2024.
On September 14, 2023, Jason Wudi, the Company’s Chief Innovation Officer, entered into a 10b5-1 Plan. Mr. Wudi’s 10b5-1 Plan provides for the potential sale of up to 96,264 shares of common stock, subject to certain conditions, from December 14, 2023 through September 14, 2024.

Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Jamf Holding Corp., dated July 24, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 27, 2020).

3.2	Amended and Restated Bylaws of Jamf Holding Corp., dated July 24, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on July 27, 2020).

10.1+	Jamf Holding Corp. Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on August 8, 2023).

10.2	Jamf Holding Corp. Clawback Policy (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 2, 2023).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

JAMF HOLDING CORP. (Registrant)

Date: November 8, 2023	By:	/s/ Ian Goodkind
Ian Goodkind
Chief Financial Officer (Principal Financial and Accounting Officer)