Form 10-K
period 2023-12-31
Jamf Holding Corp.
filed 2024-02-27
CIK 1721947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023 was approximately $1.4 billion (based on a closing price of $19.52 per share).
On February 13, 2024, the registrant had 127,046,564 shares of common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. This Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

JAMF HOLDING CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

GLOSSARY
We use acronyms, abbreviations, and other defined terms throughout this annual report on Form 10-K. These terms are defined below. Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company,” “we,” “us,” or “our.”

Term	Definition
2017 Option Plan	2017 Stock Option Plan
2020 Credit Agreement	Credit agreement dated July 27, 2020, as amended, supplemented, or modified
2020 Plan	Jamf Holding Corp. Omnibus Incentive Plan
2020 Revolving Credit Facility	Revolving credit facility available under the 2020 Credit Agreement
2021 ESPP	Jamf Holding Corp. 2021 Employee Stock Purchase Plan
2021 Term Loan Facility	364-day term loan facility incurred under the Credit Agreement Amendment No. 1
2026 Notes	Convertible Senior Notes due 2026
2026 Notes Indenture	Indenture governing the 2026 Notes
401(k) Plan	JAMF Software 401(k) P/S Plan
ABE	Apple Business Essentials
ADR	Advanced Detection & Response
AI	Artificial intelligence
APIs	Application programming interfaces
ARR	Annual Recurring Revenue
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 740	ASC Topic 740, Income Taxes
ASC 805	ASC Topic 805, Business Combinations
ASC 820	ASC Topic 820, Fair Value Measurement
ASC 830	ASC Topic 830, Foreign Currency Matters
ASC 840	ASC Topic 840, Leases
ASC 842	ASC Topic 842, Leases
ASC 850	ASC Topic 850, Related Party Disclosures
ASP	Average selling price
ASU	Accounting Standards Update
AWS	Amazon Web Services
Board	Board of Directors
BYOD	Bring your own device
Capped Calls	Privately negotiated capped call transactions with third-party banks that were entered into in the third quarter of 2021
CCPA	California Consumer Privacy Act
cmdSecurity	cmdSecurity Inc.
CEO	Chief Executive Officer
Code	The United States Internal Revenue Code of 1986, as amended
CODM	Chief operating decision maker
CPRA	California Privacy Rights Act
Credit Agreement Amendment No. 1	Amendment No. 1 to the 2020 Credit Agreement, dated July 1, 2021
Credit Agreement Amendment No. 2	Amendment No. 2 to the 2020 Credit Agreement, effective April 7, 2023
Current Period ARR	ARR from the same cohort of customers used to calculate Prior Period ARR as of the current period end
dataJAR	Data Jar Ltd.
dataJAR Purchase Agreement	Share Purchase Agreement, dated as of July 13, 2023, entered into in connection with the acquisition of dataJAR
DGCL	Delaware General Corporation Law
Digita	Digita Security LLC
DTC	The Depository Trust Company
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ERGs	Employee Resource Groups
ESG	Environmental, Social, and Governance
EU	European Union

EUR	Euro
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
GAAP	U.S. generally accepted accounting principles
GBP	British pound sterling
GDPR	General Data Protection Regulation
InfoSec	Information security
IOC	Indicators of compromise
IPO	Initial public offering
IPR&D	In-process research and development
IT	Information technology
JNGF	Jamf Nation Global Foundation
JNUC	Jamf Nation User Conference
LIBO Rate	London interbank offered rate
LTIP	Long-term incentive plan
ML	Machine learning
MSP	Managed services provider
MTD	Mobile threat defense
NASDAQ	NASDAQ Global Select Market
NOL	Net operating loss
Option counterparties	Certain financial institutions that entered into hedging positions with us in connection with the issuance of the 2026 Notes
Prior Period ARR	ARR from the cohort of all customers as of 12 months prior to period end
Proxy Statement	Proxy Statement relating to our 2024 Annual Meeting of Stockholders
R&E	Research and experimental
ROI	Return on investment
ROU	Right-of-use
RSU	Restricted stock unit
SaaS	Software-as-a-service
SAFE	Simple agreement for future equity
SEC	Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SMBs	Small-to-medium-sized businesses
SSP	Stand-alone selling price
Term SOFR	Forward-looking secured overnight financing rate
UK	United Kingdom
UK – GDPR	UK – General Data Protection Regulation
U.S.	United States
Vista	Vista Equity Partners, LLC and its affiliates
VPN	Virtual private network
Wandera	Wandera, Inc.
Wandera Merger Agreement	Agreement and Plan of Merger, dated as of May 5, 2021 in connection with the acquisition of Wandera
ZecOps	ZecOps, Inc.
ZecOps Merger Agreement	Agreement and Plan of Merger, dated as of September 23, 2022 in connection with the acquisition of ZecOps
ZTNA	Zero Trust Network Access

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

Part I.
Item 1. Business
Overview
We are the standard in managing and securing Apple at work, and we are the only company in the world that provides a complete management and security solution for an Apple-first environment that is designed to be enterprise secure, consumer simple, and protective of personal privacy. We help IT and security teams confidently protect the devices, data, and applications used by their workforce, while providing employees with the powerful and intended Apple experience. With Jamf’s software, devices can be deployed to employees brand new in the shrink-wrapped box, set up automatically and personalized at first power-on and administered continuously throughout the lifecycle of the device.
Jamf was founded in 2002, around the same time that Apple was leading an industry transformation. Apple transformed the way people access and utilize technology through its focus on creating a superior consumer experience. With the release of revolutionary products like the Mac, iPod, iPhone, iPad, Apple Watch, and Apple TV, Apple built one of the world’s most valuable brands and became ubiquitous in everyday life.
We believe employees have come to expect the same high-quality Apple user experience at work as they enjoy in their personal lives. Oftentimes, this is not possible as many organizations rely on legacy solutions to administer devices, providing a lackluster experience, or do not give employees a choice of device. Unlike competitors, our software solutions are built Apple-first and Apple-best to preserve and extend the native Apple experience, while fulfilling IT and Infosec’s enterprise requirements around deployment, access, and security.
We have built our company through a primary focus on being the leading solution for Apple in the enterprise because we believe that due to Apple’s broad range of devices, combined with the changing demographics of today’s workforce and their strong preference for Apple, that Apple will become the number one device ecosystem in the enterprise by the end of this decade. We believe that the enterprise management provider that is best at Apple will one day be the enterprise leader, and that Jamf is best positioned for that leadership. Through our long-standing relationship with Apple, we have accumulated significant Apple technical experience and expertise that give us the ability to fully and quickly leverage and extend the capabilities of Apple products, operating systems, and services, while protecting devices with our differentiated Apple-first security solutions. This expertise enables us to fully support new innovations and operating system releases the moment they are made available by Apple. This focus has allowed us to create a best-in-class user experience in the enterprise and grow to more than 75,300 customers deploying 32.3 million devices in more than 100 countries and territories as of December 31, 2023.
We sell our SaaS solutions via a subscription model, through a direct sales force, online, and indirectly via our channel partners, including Apple. Our multi-dimensional go-to-market model and cloud-deployed offering enable us to reach all organizations around the world, large and small, with our software solutions. Our customers include many highly recognizable brands and organizations including Apple itself, 8 of the largest 10 Fortune 500 companies, 8 of the top 10 Fortune 500 technology companies, 22 of the 25 most valuable brands (according to the Forbes Most Valuable Brands rankings), the 10 largest U.S. banks (based on total assets according to bankrate.com), the top 15 global universities (according to U.S. News and World Report), 8 of the 10 largest U.S. school districts (according to Niche), and 16 of the top 20 U.S. hospitals (according to U.S. News and World Report) as of December 31, 2023. Our focus on customer success and innovation has resulted in a Net Promoter Score of 55 as of November 2023, which significantly exceeds industry averages.
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

Industry Background
Key trends impacting how enterprises use and manage technology to engage employees and drive productivity include:
Apple’s democratization of technology
Apple is ubiquitous. It is the most valuable brand in the world according to Forbes. Apple’s success has been driven by delivering the best user experience to its customers through its innovative combination of hardware, software, and cloud services. It has transformed the technology landscape by placing the user first, creating a harmonious, interconnected experience across devices, and designing everything around maximizing the Apple user experience.
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
The consumerization of IT
The consumerization of IT refers to the migration of software and hardware products originally designed for personal use into the enterprise. Today, employees are often less inclined to draw a line between work and personal technology and commonly prefer not to settle for enterprise solutions that are harder to use than what they have at home. In response to the consumerization of IT movement, enterprises are transforming digitally to create a more engaged workforce, offering employees consumer-like tools to get work done and their choice of technology brands. As the competition for top talent escalates, and many organizations continue to rely on remote and hybrid work, we believe technology will play a central role in either improving or degrading the employee experience. The technology experience and the employee experience are now synonymous.
Rapidly evolving workplace demographics are also accelerating the consumerization of IT. In 2016, millennials surpassed Generation X to become the single largest generation in the U.S. labor force, according to a 2018 study by the Pew Research Center. Millennials and Gen Z are digitally-native generations that have grown up with broadband, smartphones, tablets, laptops, and a massive library of apps through which they interact with the world and each other. Accordingly, millennial and Gen Z workers demand more from their enterprise IT organizations. They expect to work from anywhere at any time. They expect to be able to collaborate instantly. They expect to have a choice in the technology brand they use or have the option to bring their own devices to work. This trend is expected to continue as these generations increasingly become a larger proportion of the workforce and their preferences in workplace technology continue to shape the workplace experience.
The consumerization of IT has been one of the most significant trends impacting enterprise IT over the past decade. This trend is exemplified by Apple’s iPhone, introduced in 2007. The iPhone was quickly preferred by many employees for its superior user experience compared to the corporate issued mobile phones controlled by enterprise IT departments. Mass consumer adoption of the iPhone pushed organizations to develop corporate policies that supported the use of personal devices for work. As a result, Apple — the ultimate consumer technology company — has become critically important to enterprise IT organizations.

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
Evidence of this momentum is further supported by Statcounter, an organization that aggregates data based on web traffic. According to Statcounter, Apple operating systems comprised 24% of global web traffic (both business and consumer) in December 2023, up from 4% in January 2009. Apple’s gains in the U.S. have been even more significant, with Apple operating systems representing over 41% of web traffic in December 2023, compared to 35% for Microsoft and 20% for Google. Over that same period, the market share of Microsoft in the U.S. has declined from 92% to 35%. And, according to a study by IDC in August 2023, it is predicted that the number of Macs sold to business users worldwide will increase by 20% between 2023 and 2024.
The increased use of mobile devices to access the internet is largely responsible for the decline in market share of Windows over the past decade. Over this same decade, however, the Mac computer has grown in popularity and market share, further demonstrating that Apple’s increased use is not limited to iOS devices. While the Mac computer was once primarily associated with creative or artistic activities, it now represents a growing share of computers within the enterprise. This wave of new Mac devices requiring seamless remote access to business apps and resources is causing friction among many enterprise IT support and management teams, which have historically focused more on Windows device management. Macs, of course, are not the entire story around Apple devices in the enterprise. The iPhone is the number one smartphone worldwide in 2023 according to IDC data.
Given the expectations of both current and future employees, offering employees a choice in technology brand is becoming imperative for many enterprises. Considering IDC’s estimate of Mac enterprise penetration, we believe there is significant opportunity to fill the gap between how many employees want a Mac and how many currently use one.
Rise in remote and hybrid work
More and more work is being done on mobile devices as hybrid work becomes the norm at many organizations. Workflows that were once aspirational have become essential elements of the employee and technology experience. For example, many companies with a remote or hybrid workforce need to ship devices directly from the manufacturer to the end user and have all the enterprise requirements fulfilled without IT ever touching the devices. While this workflow has been used by some organizations in the past to increase IT efficiency and smooth the user experience, it now has become a logistical and scalable advantage for device distribution. IT and security teams also need to be able to remotely monitor, track, and secure employee devices. In healthcare, providers have used iPads to facilitate virtual inpatient care, serve patients at home, and connect patients with loved ones. In education, digital technology continues to play an important role. School districts require a solution that helps educators, students, and parents embrace distance learning technology.
We believe these trends will continue. According to a 2023 Gallup study, remote work trends have persisted with 80% of remote-capable employed Americans working exclusively or partially remote. Now, the technology experience and the employee experience are synonymous.
The limitations of legacy enterprise solutions
Legacy solutions do not deliver the full Apple user experience because they are either outdated, overly Windows-centric, or treat all devices the same across operating systems. In particular, cross-platform solutions that treat devices the same tend to rely on the lowest common denominator technology that is shared across the relevant ecosystems. Apple, Microsoft, and Google have each introduced device-specific cloud services to automate enterprise IT processes. Fully embracing these cloud services demands specific focus on the respective ecosystem. Legacy solutions do not leverage the native capabilities of Apple and do not deliver the full Apple experience across key areas like provisioning, operating system updates, application lifecycle management, endpoint protection, and identity-based access to resources.
For enterprise Apple deployments, the limitations of legacy solutions all add up to higher operational and support costs, greater security vulnerability, lower productivity, and a degraded user experience. While Apple devices may have higher upfront costs, implementing the full Apple experience results in higher productivity and lower total cost of ownership, as shown in Cisco’s 2023 case study, Apple in the Enterprise: a CIO’s perspective. Cisco found that Mac was actually $148-$395 less expensive over three years, depending on the model, and that it had other benefits like fewer IT support staff needed and an increase in deal creation, bookings, and deal closure. Software engineers were also able to push out nearly 11.5% more code when using a Mac.
Realizing these potential benefits requires an enterprise software solution specifically built for the Apple ecosystem.
Our Solution
Jamf is the only platform that combines Apple management, identity, and security to protect devices and sensitive company data, while simplifying work and preserving privacy for end users. The combination of these critical components is called Trusted Access, an aspirational outcome provided by Jamf that solves organizations’ two most pressing problems: keeping organizational data safe while ensuring users remain productive and engaged no matter where they are. By merging device management, identity management, and endpoint security on Jamf’s Apple-first platform, organizations can ensure only authorized users are granted access to corporate data on enrolled devices, provide a secure connection to corporate apps and data, and deliver comprehensive, modern security to defend against an evolving threat landscape.
Jamf Pro
Jamf Pro offers a robust Apple ecosystem management software solution for complex IT environments, serving SMBs to larger enterprises, educational institutions, and entire school districts. Since its introduction in 2002, Jamf Pro has been our flagship product, serving the largest portion of Jamf’s customer base.
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
Jamf Now
Jamf Now is an intuitive, pay-as-you-go Apple device management and security software solution for SMBs. Jamf Now allows customers to set up their own accounts to enroll their devices and immediately benefit regardless of any prior experience with Jamf. Jamf Now facilitates the consistent configuration of devices remotely, provides a 360-degree view of inventory, and remotely enforces passcodes, encryption, installed software, and locking or wiping of devices. Jamf also makes it easy to leverage its other solutions within Jamf Now such as password syncing with cloud identity providers, malware prevention which helps prevent malicious software and other threats from running on Mac devices in an environment, and Self Service which connects users to App Store and third-party apps with an on-demand Mac App catalog.
Jamf School
Jamf School is a purpose-built software solution for educators and is supported by value-add workflow apps that empower teachers to create a focused, active, and personal learning environment. Teachers using Jamf School can quickly and easily control all devices in their classroom and design lesson templates leveraging content from Apple’s App Store combined with their own teaching materials to meet their curriculum needs, then easily deploy these lessons to students. They can also restrict specific functions during assessments and control what content and resources students have access to on their iPads at a specific time. This functionality works seamlessly whether the teacher and student(s) are in the same physical classroom or if they are learning from home or in various locations. Teachers can also start remote lessons within the app, using Apple’s FaceTime or other video conferencing tools. Jamf School transforms processes that once required IT involvement into dynamic interactions that put the power in the hands of the people who have the greatest impact on meeting each student’s learning needs.
Jamf Connect
Jamf Connect enables modern, remote access and allows IT admins to provision devices with business-critical applications based solely on an employee’s cloud identity. Users will enjoy a seamless experience when accessing their device and applications by using a single password that is synchronized down to the local-account level, even when the password is changed — helping keep employees productive. Jamf Connect transforms how users connect to their corporate identity and therefore provides users with a seamless connection to corporate resources.
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
Jamf Protect
Jamf Protect provides purpose-built endpoint security and MTD for Mac and mobile devices that allows organizations to maintain compliance, defend against the modern threat landscape, and identify and respond to security incidents, giving enterprise security teams unprecedented visibility into their devices. Jamf Protect also protects mobile workers from malicious attackers with minimal impact to the user experience by monitoring a device’s network activity. Jamf Protect prevents iOS, Android, and Windows endpoints from being compromised through mobile threat detection and zero-day phishing prevention with a streamlined app for notifications and remediation. Jamf Protect also enforces acceptable usage policies to eliminate shadow IT and block risky content and manage data consumption with real-time analytics and granular reporting.

Jamf Business Plan
Jamf Business Plan provides customers with the only Apple solution of scale that automates the entire lifecycle of Apple devices, including device deployment, identity and access, management, and security in one bundled purchase. The plan offers a simple way for commercial customers to purchase all the value and functionality of Jamf Pro, Jamf Connect, and Jamf Protect with user-based pricing. Rather than having separate SKUs for each product or service they need, customers can buy everything through a single SKU.
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
Jamf Executive Threat Protection
Jamf Executive Threat Protection is an ADR solution for mobile devices that gives organizations the ability to extract critical device telemetry. This information is then analyzed to identify IOC, which can show when a device has fallen victim to a highly targeted attack. By making it possible to identify compromised devices, organizations are able to quickly respond and remediate, preventing extended exposure. We previously referred to Jamf Executive Threat Protection as ZecOps, a business we acquired in 2022.
Jamf Teacher, Student, Parent, and Assessment apps
Jamf's education apps empower teachers, parents, and students to quickly and easily control, manage, and secure devices inside and outside of the classroom. Students can setup their own device and stay focused with Jamf Student, instructors can prepare lesson profiles and communicate with students with Jamf Teacher, and parents can help keep homework sessions focused and without distraction with Jamf Parent, which is available on a range of devices, including Apple Watch and Android. Jamf Assessment app enables live proctoring of web-based assessment exams and displays camera view and the exam itself in a single app so that proctors can always keep students’ screens and third-party video screens on view. With the ecosystem of Jamf education apps, education institutions keep teachers productive, parents collaborative, and students engaged, while gaining insights necessary for IT and security teams.
Industry Workflows: Patient Experience, Virtual Visits, Clinical Communications, Jamf Setup, and Jamf Reset
Jamf has a unique set of patented solutions that streamline user and IT experiences in healthcare and other vertical markets. Healthcare Listener is an electronic medical record integration to Jamf Pro that automates iPad and Apple TV deployments for patient experience. Virtual Visits is a video conferencing solution that facilitates easy, remote telehealth encounters for patients, families, and providers. Jamf Setup and Jamf Reset are iOS and iPadOS apps that simplify wireless device provisioning and refresh for clinical communications and other frontline work deployments. In all cases, these patented Jamf-based workflows empower people with devices for a purpose, improve user experience, and reduce the typical barriers for IT and InfoSec teams.
Developer Workflows: Jamf API and Jamf Marketplace
Jamf’s platform of solutions have a broad range of well-documented APIs to allow customers and partners alike to build unique custom workflows, create powerful automations, or even augment other connected solutions to enhance their value, all driven by API interactions with Jamf. Through these APIs, customers have created thousands of custom workflow solutions for their own environments, and partners have created and listed over 300 integrations in the Jamf Marketplace — which is a highly curated collection of Apple ecosystem solutions across management, identity, security, and workflow automation.
Furthermore, 2021 Jamf customer research, conducted by Hobson & Company and commissioned by us, found benefits from simplifying IT management, reducing the time spent provisioning devices, the time spent on ongoing device management, and the time spent managing apps all by 90%. Additionally, that research found Jamf improved end-user experience, reducing end-user productivity loss due to technical problems by 90% and the time spent on IT help desk tickets by

70%. According to this research, Jamf also helped mitigate risk by reducing the time IT spent remediating incidents and vulnerabilities by 70%. Overall, Hobson & Company found that a typical organization could expect a 781% three-year ROI and a 2.7 month payback period when using Jamf.
Our Relationship with Apple
Jamf was founded in 2002 with the sole mission of helping organizations succeed with Apple, making it the first Apple-focused device management solution. Today, we have become the only company in the world that provides a complete management and security solution for an Apple-first environment that is enterprise secure, consumer simple, and protects personal privacy. Our relationship with Apple has endured and grown to be multi-faceted over the past 22 years.
To continuously offer a software solution built specifically for Apple, we have always worked closely with Apple’s worldwide developer relations organization in an effort to support all new Apple innovations the moment their hardware and software is released. Additionally, throughout the course of our relationship, Jamf and Apple have formalized several contractual agreements:
•Apple as a customer. In 2010, Apple became a Jamf customer, using our software solution to deploy and secure its fleet of devices internally. For the year ended December 31, 2023, Apple as a customer represented less than 1% of our total revenue.
•Apple as a channel partner in education and in retail. In 2011, Apple became a Jamf channel partner in the education market, reselling our software solution to K-12 and higher education organizations within the U.S. In 2012, Apple expanded their channel relationship by offering our software solution to businesses through Apple retail stores in the U.S. For the year ended December 31, 2023, Apple as a channel partner facilitated less than 1% of our bookings.
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
Our Growth Strategy
We fill the gap between Apple’s powerful consumer-focused technology and the stringent management and security needs of the modern enterprise. By preserving and enhancing the Apple experience in an enterprise context, we believe we can drive our growth within the current Apple ecosystem as well as fuel further Apple penetration in enterprises, which should extend our opportunity. The key elements of our growth strategy include:
•Helping promote Apple’s growth in the enterprise. Apple continues to gain market share in the enterprise, and as organizations continue to embrace Apple technology, we provide unique value as the only management and security vendor that is built Apple-first and Apple-best.

•Expand with mobile in existing customer base. Jamf is the leader for managing Mac at work, and we are seeing many of our customers looking to consolidate all their management and security with one vendor and therefore expanding their usage of Jamf to include their mobile devices.
•Land new logos. Jamf’s unmatched Apple-first management and security platform is a compelling solution for organizations when compared against other solutions in the marketplace. Apple-specific management providers do not offer a robust management solution and most do not offer a security solution. Legacy cross-platform providers that are built Windows-first struggle to provide a user experience that preserves the Apple user experience. Recent market consolidation in the legacy device management space has created a strong replacement market for Jamf.
•Expand with security with current management customers by selling vision of Trusted Access. Organizations are trying to consolidate their tooling and increase their ROI. By consolidating with Jamf, organizations know they are using the only solution that is built for Apple and that combines management, security, and identity into one platform. The strength of Jamf’s “land and expand” strategy is evidenced by the approximately 30,700 customers that are now running both a Jamf management and security product as of December 31, 2023 as well as our dollar-based net retention rate of 108% as of December 31, 2023, calculated on a trailing twelve months basis.
•International expansion. We have a large international presence which we intend to continue growing. For the year ended December 31, 2023, approximately 35% of our new subscriptions originated outside of North America. We intend to continue making investments in our international sales and marketing channels to take advantage of this market opportunity, while refining our go-to-market approach based on local market dynamics. Furthermore, we plan to invest in our products and technology to fulfill the unique needs of the market we target.
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
To complement our direct sales teams, we have a large network of over 400 channel partners globally that resell our products across the world. These channel partners provide us with expanded market coverage and an efficient way to reach smaller or emerging geographies, providing us with additional sales capacity and the ability to be present in more global markets. Approximately 57% of our bookings were facilitated via our channel partners for the year ended December 31, 2023.
One of our notable channel partners is Apple. Apple education became a Jamf channel partner in 2011 and resells Jamf to K-12 and higher education organizations within the U.S. In 2012, Apple expanded its channel relationship by offering Jamf products to businesses through Apple retail, which includes their stores in the U.S. and sales teams that are focused on SMBs. In 2014, we became a member of Apple’s Mobility Partner Program that focuses on solution development and effective go-to-market activities. We work closely with these various Apple teams across both sales and marketing to develop close relationships and expand our customer base.
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
We focus our marketing strategy on building recognition of the Jamf brand through thought leadership and differentiated messaging that emphasizes the business value of our products. Our efforts include content marketing, social media, search engine optimization, events, and public and industry analyst relations. We leverage this brand awareness to acquire new customers and cross-market our software solutions to our existing customer base through global campaigns that integrate digital, social, web, email, customer advocacy, and field marketing tactics, such as regional customer/prospect conferences. To create maximum impact, these campaigns are created and adapted to serve all geographic regions and routes to market. We then accelerate prospects or customers through the buying journey by enabling our sales team and channel partners with a range of product/solution content, internal tools, such as ROI calculators, competitive intelligence, and case studies. Finally, we capitalize on the voices of our highly satisfied and loyal customers using a variety of customer advocacy tactics including case studies and videos, software reviews, social amplification, references, and referrals.
The Jamf brand further benefits from Jamf Nation, the world’s largest online community of Apple administrators. Jamf Nation is our active community, including Jamf customers and potential customers, who share ideas and solutions related to their Apple deployments. Jamf Nation’s large volume of user-generated content serves as a great source of organic search traffic, introducing prospective customers to the Jamf brand and Jamf products. Complementing Jamf Nation, we host JNUC, the world’s largest enterprise Apple IT and security administrator conference. With thousands of attendees, publicly streamed keynotes, and over 150 customer, partner, and Jamf-led sessions, we further tap into the power of our passionate customer base and garner significant market attention as the leader in our space.
Customers
As of December 31, 2023, we had more than 75,300 customers, over 28,000 of which became customers in the last three years, in more than 100 countries and territories. As of December 31, 2023, our customers included 8 of the largest 10 Fortune 500 companies, 8 of the top 10 Fortune 500 technology companies, 22 of the 25 most valuable brands (according to the Forbes Most Valuable Brands rankings), the 10 largest U.S. banks (based on total assets according to bankrate.com), the top 15 global universities (according to U.S. News and World Report), 8 of the 10 largest U.S. school districts (according to Niche), and 16 of the top 20 U.S. hospitals (according to U.S. News and World Report). Our customer base is highly diversified, with no single end customer representing more than 1% of ARR.
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
Our technical support department consists of a multi-layered support model. The department is strategically located in various locations around the globe. We offer 24/7 premium support for customers who have more complex environments or require more comprehensive support. We maintain a robust and up-to-date knowledge base and online technical documentation resource base for our customers, along with an online training catalog with hundreds of video-based training modules aimed at helping them better understand and use our products. We strive to provide the best possible support for our customers and maintained a high customer satisfaction score of 9.24 out of 10 in 2023 based on our surveys.
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
Research and Development
Our research and development department is focused on enhancing our existing products and developing new products to maintain and extend our leadership position. Our department is built around small teams who practice agile development methodologies that enable us to innovate quickly and at scale globally. The teams are organized to support our mission of helping organizations succeed with Apple and ensuring that we continue to deliver same-day support for Apple across our portfolio. To provide same-day support for Apple, we deliberately schedule our annual efforts around Apple’s anticipated product release schedules and reserve engineering capacity accordingly. This nimble approach enables us to successfully support the Apple enterprise by staying current on Apple releases and delivering differentiated solutions, many of which form the core of our intellectual property portfolio. Approximately 24% of our global employee base is dedicated to research and development. Our research and development teams are organized into teams that are focused by product and based principally in Minneapolis, MN, Eau Claire, WI, Katowice, Poland, Brno, Czech Republic, and Tel Aviv, Israel.
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress, and trade secret laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property and proprietary rights. These laws, procedures, and restrictions provide only limited protection. As of December 31, 2023, we owned 13 issued U.S. patents and 28 issued patents in foreign jurisdictions. Excluding any patent term adjustments or patent term extensions, our issued U.S. patents will expire between 2034 and 2042. We cannot be assured that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow the scope of the claims sought. Our issued patents, and any future patents issued to us, may be challenged, invalidated, or circumvented, may not provide sufficiently broad protection, and may not prove to be enforceable in actions against alleged infringers.
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
For additional information, see “Risk Factors — Risks Associated with Our Business, Operations, and Industry — We are in a highly competitive market, and competitive pressures from existing and new companies, including as a result of consolidation in our market, may harm our business, revenue, growth rates, and market share.”
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
As of December 31, 2023, our voluntary retention rate for employees was 93%. Additionally, in our annual employee engagement survey conducted in September 2023, 86% of over 2,400 participating employees agreed that they would recommend Jamf as a great place to work. We also scored 77% in the overall engagement index, referring to the state in which employees feel enthusiasm and passion for their roles, which is often characterized by their motivation, effort, and pride. In 2023, Fortune Media® and Great Place To Work®, a global leader in workplace culture, named Jamf to its 2023 Best Workplaces for Women List. Additionally, Jamf was listed as one of the top technology companies to work for by U.S. News. In 2022, Great Place to Work® and Fortune® magazine named Jamf as one of the year’s 100 Best Companies to Work For™ and one of the Best Workplaces in Technology™. These awards are based on the responses of current employees on their employee experience.
We believe that we can only be our best selves when given the freedom to be ourselves. To that end, we believe it is important to create an inclusive environment in which all Jamf employees belong. Together, we propel Jamf to be a global leader of equality and fairness in the workplace. Jamf ERGs are recognized and supported inclusion communities led in partnership with our employees. Our ERGs, Families@Jamf, Women@Jamf, Accessibility@Jamf, The Shades of Jamf, PROUD@Jamf, Veterans@Jamf, and LatinX@Jamf, are organized on the basis of shared identities, experiences, and/or backgrounds and are open to all employees. Our employee’s passion and drive in leading ERGs contribute to the creation of our inclusive environment, support employees through development and networking opportunities, and support business impact through employee led conversations, special projects and programs, as well as external campaigns in partnership with our non-profit global foundation, JNGF, and Community Education Initiatives. All of our work is anchored on our Jamf values. As of December 31, 2023, based on employees who chose to identify their gender, approximately 33% of our workforce and 46% of new hires in 2023 self-identified as women. Women also made up approximately 37% of the Jamf management team as of December 31, 2023.
As of December 31, 2023, we had 2,767 employees, of which 1,665 were employed in the U.S. and 1,102 were employed outside of the U.S. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which automatically make our employees subject to industry-wide collective bargaining agreements. An insubstantial number of our employees are currently subject to collective bargaining agreements. We have not experienced any work stoppages.
Our Purpose and Impact Report, which is available on the Corporate Responsibility section of our website, provides additional information on our key ESG programs and commitments. Website references in this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report. While we believe that our ESG commitments align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there can be no assurance that they will be met.
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
We receive, process, store, use, and share data, some of which contains personal information. We are therefore subject to U.S. federal, state, local, and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure, and protection of personal information and other data from users, employees, or business partners, including the GDPR, the UK – GDPR, the CPRA, and the CCPA, among others. These laws expand the rights of individuals to control how their personal data is processed, collected, used, and shared and create new regulatory and operational requirements for processing personal data, increase requirements for security and confidentiality, and provide for significant penalties for non-compliance. The implementation of the expanded data protection regulation like the GDPR has led other jurisdictions to either amend, or propose legislation to amend, their existing data privacy and cybersecurity laws to resemble all or a portion of the requirements of such expanded regulation (e.g., for purposes of having an adequate level of data protection to facilitate data transfers from the EU) or enact new laws to do the same. Accordingly, the challenges we face regarding the GDPR, the UK – GDPR, the CPRA, and the CCPA will likely also apply to other jurisdictions that adopt regulatory frameworks of equivalent complexity. Accordingly, there are also a number of legislative proposals recently enacted or pending before the U.S. Congress, various state legislatures, and foreign governments concerning content regulation and data protection that could affect us. These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and incur substantial costs to comply.
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
•our ability to attract and retain highly qualified personnel and maintain our corporate culture, including as a result of our recent workforce reduction;
•the ability of Jamf Nation to thrive and grow as we expand our business and the potential impact of inaccurate, incomplete, or misleading content that is posted on Jamf Nation;
•our ability to offer high-quality support;
•risks and uncertainties associated with acquisitions, divestitures, and strategic investments;
•our ability to predict and respond to rapidly evolving technological trends and our customers’ changing needs;
•our ability to effectively implement, use, and market AI/ML technologies;
•our ability to compete with existing and new companies;
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
Our revenue, results of operations, and cash flows depend on the overall demand for our products. We operate globally and as a result our business and revenue are impacted by global macroeconomic conditions. Global financial developments seemingly unrelated to us or the software industry may harm us. Currently, the U.S. and other key international economies are impacted by high levels of inflation, elevated interest rates, volatility in credit, equity, and foreign exchange markets, and overall economic uncertainty. These factors have resulted in, and could continue to result in, reductions in hiring and IT spending by our existing and prospective customers, increased price sensitivity, and customers delaying or canceling IT projects, choosing to focus on in-house development efforts, or seeking to lower their costs by requesting us to renegotiate existing contracts and renewals on less advantageous terms (such as shifting to annual billing of multi-year contracts), defaulting on payments due on existing contracts, reducing the scope of their Jamf deployments, or not renewing at the end of existing contract terms. As a result of this macroeconomic uncertainty, certain of our existing and prospective customers took a more moderate outlook when planning their future hiring, device growth, and overall software vendor needs. Our customers have requested and may continue to request price concessions and delayed payment terms. Moreover, our customers may merge with other entities who use alternatives to our products and, during weak economic times, there is an increased risk that one or more of our customers will file for bankruptcy protection, either of which may harm our revenue, profitability, and results of operations. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. As a result of any of the foregoing, adverse macroeconomic conditions could harm our business, revenue, results of operations, and cash flows.
Because our products focus primarily on Apple, potential customer dissatisfaction with Apple, other negative events affecting Apple services and devices, or failure of enterprises to adopt Apple products could have a negative effect on our results of operations.
Our products are primarily focused on Apple devices. Because of this, our customers’ satisfaction with our software and products is largely dependent in part upon their perceptions and satisfaction with Apple. Customer dissatisfaction with Apple could be attributed to us, impact our relationships with customers, and/or result in the loss of customers across all of our products if any of our customers chose to discontinue or reduce their use of Apple devices. For example, any incident broadly affecting the interaction of Apple devices with necessary Apple services (for example, iCloud or Apple push notifications), including any delays or interruptions in such Apple services, could negatively affect our products and solutions. Similarly, any cybersecurity events affecting Apple devices could result in a disruption to Apple services, regulatory investigations, reputational damage, and a loss of sales and customers for Apple. A prolonged disruption, cybersecurity event, or any other negative event affecting Apple could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, expose us to liability, and cause us to lose customers or otherwise harm our business, financial condition, and results of operations. In addition, since our products and solutions primarily focus on Apple devices, in the event of a prolonged disruption affecting Apple devices, we may not be able to provide our software to our customers. We may also incur significant costs for taking actions in preparation for, or in reaction to, events that damage Apple devices used by our customers. Additionally, regulatory bodies have been increasingly focused on large technology companies and their competitive conduct. Such agencies could initiate proceedings or investigations involving Apple. Apple has been required, and may be required in the future, to change its business as a result. For example, in January 2024, Apple made certain changes to iOS, the

App Store, and Safari in response to the EU Digital Markets Act. Any such required changes to Apple’s business practices could have a material effect on our ability to offer certain of our products effectively or at all. In addition, Apple could divest assets or otherwise separate into various companies, whether as a result of regulatory action or otherwise, and there is no assurance that the resulting businesses would continue to partner with us on substantially similar terms or at all.
Overall, Apple’s reputation and consumers’ views of Apple products could change if other technology companies release products that compete with Apple devices that customers view more favorably. For example, other technology companies could introduce new technology or devices that reduce demand for Apple devices. Our financial results could also be harmed if customers choose non-Apple products based on cost, availability, user experience, functionality, or other factors. The market for Apple products may not continue to grow, or may grow more slowly than we expect. For example, given the perceived premium price point of Apple devices, current macroeconomic uncertainty may result in reductions, in whole or in part, of the scope of enterprises’ Apple deployments and/or decreased employee preference for Apple devices in BYOD programs. As a result of the foregoing, enterprise adoption of Apple products may be slower than anticipated. Moreover, many enterprises use technology platforms other than Apple and have used other technologies for a long time. While this creates significant market opportunity for these enterprises to adopt Apple technology, we cannot be certain that enterprises will adopt Apple technology. There are many factors underlying an enterprise’s adoption of new technology, including cost, time, and knowledge required to implement such technology, data transfer, compatibility with existing technology, familiarity with and institutional loyalty to technology other than Apple, among other factors. If these enterprise users do not continue to adopt Apple technologies at recent historical rates and the rates that we anticipate, our revenue growth will be adversely affected, there will be adverse consequences to our results of operations, and will reduce the number of potential new Jamf customers. See also “— Certain estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate.” Any of these factors could have a material adverse effect on our business, results of operations, and financial condition.
Changes in features and functionality by Apple and other third-party systems could cause us to make short-term changes in engineering focus or product development or otherwise impair our product development efforts or strategy, increase our costs, and harm our business.
Our products depend on interoperability with Apple operating systems and cloud services, including interoperability at the moment of each new Apple release. Apple does not typically preview its technology with us or other partners and, as such, we do not receive advanced notice of changes in features and functionality of Apple technologies with which our products need to interoperate. In addition, unforeseen events (such as discovery of vulnerabilities and release of patches) may constrain our ability to respond in a timely manner. In any such events, we may be forced to divert resources from our preexisting product roadmap in order to accommodate these changes. As a result of having a short time to implement and test changes to our products to accommodate these new features, there is an increased risk of product defects. The frequency and complexity of new Apple features and updates may make it difficult for us to continue to support new releases in a timely manner. If we fail to enable IT departments to support Apple upgrades upon release, our business and reputation could suffer. This could disrupt our product roadmap and cause us to delay introduction of planned solutions, features, and functionality, which could harm our business. In addition, the functionality and popularity of our platform also depends on its interoperability with other third-party operating systems, devices, and services, such as Microsoft and Google.
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
We have a broad relationship with Apple that covers all aspects of our business. We have always worked closely with Apple’s worldwide developer relations organization in an effort to support all new Apple innovations the moment the hardware or software is released. Apple and Jamf personnel frequently join forces to influence and collaborate as we work with customers. We also have several direct contractual relationships with Apple that span all enterprise devices across the Apple ecosystem, including Mac, iPad, iPhone, and Apple TV. Additionally, Apple is a significant reseller of Jamf products, particularly in education. These contractual relationships can be terminated by Apple at any time with limited advance notice to us. In addition, Apple launched its device management solution, ABE, in the spring of 2022. While we believe this platform currently provides limited direct competition with our more complete Apple Enterprise Management solutions, Apple could leverage its ABE platform, whether through additional investment or the consolidation of other competitors of ours, to focus on larger enterprises and to compete more directly with the scale and breadth of product offerings we provide.
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
We are not party to any exclusive agreements or arrangements with Apple. Accordingly, while we believe our market opportunity expands as organizations increasingly adopt Apple technologies, the continued success and growth of our business is ultimately dependent upon our ability to compete effectively by reaching new customers, cross-selling to existing customers, and maintaining our position as the standard for Apple in the enterprise. As a result, even if organizations’ adoption of Apple technologies continues to increase, if we are not able to compete successfully, our business, results of operations, and financial condition could be adversely affected. See “— If we fail to maintain, enhance, or protect our brand, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer” and “— We are in a highly competitive market, and competitive pressures from existing and new companies, including as a result of consolidation in our market, may harm our business, revenue, growth rates, and market share.”
We rely, in part, on channel partners for the sale and distribution of our products and, in some instances, for the support of our products. A loss of certain channel partners, a decrease in revenue from certain of these channel partners, or any failure in our channel strategy could adversely affect our business.
We rely on channel partners for the sale and distribution of a substantial portion of our products. For the year ended December 31, 2023, approximately 57% of our bookings were through channel partners. We anticipate that we will continue to depend on relationships with third parties, such as our channel partners and system integrators, to sell, market, and deploy our products. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our arrangements with our channel partners are generally non-exclusive, meaning they may offer customers the products of several different companies, including products that compete with us. Our competitors may be effective in providing incentives to channel partners and other third parties to favor their products or services over subscriptions to our products and a substantial number of our agreements with channel partners are non-exclusive such that those channel partners may offer customers the products of several different companies, including products that compete with ours. Our channel partners may cease marketing or reselling our products with limited or no notice and without penalty. If our channel partners do not effectively sell, market, or deploy our products, choose to promote our competitors’ products, or otherwise fail to meet the needs of our customers, our ability to grow our business and sell our products may be adversely affected. In addition, acquisitions of such partners by our competitors could result in a decrease in the number of our current and potential customers, as these partners may no longer facilitate the adoption of our applications by potential customers. Further, some of our partners are or may become competitive with certain of our products and may elect to no longer integrate with our products. If we are unsuccessful in establishing or maintaining our channel partners and system integrators, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer.
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
A key element of our strategy is to invest significantly in our research and development efforts to develop new products and enhance our existing products to address additional applications and markets. For the year ended December 31, 2023, our research and development expense was approximately 24% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, rendering us unable to recover substantial costs associated with the development of such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, it would harm our business and results of operations.
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
We have experienced, and anticipate that we will continue to experience, significant growth in the size, complexity, and diversity of our business. In future periods, we may not be able to sustain growth consistent with recent history, or at all. Our historical growth rates should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent periods or decline for any number of reasons, many of which are out of our control. We also expect our operating expenses to increase in future periods, particularly as we continue to invest in research and development and technology infrastructure, expand our operations globally, develop new products and enhancements for existing products, and as we support our operations. If our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, financial position, and results of operations will be harmed, and we may not be able to achieve or maintain profitability. In addition, the additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and profitability. The growth and expansion of our business places strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our IT and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Any future growth will continue to add complexity to our organization and require effective coordination throughout our organization in order to develop and expand our infrastructure and business processes at the pace necessary to scale our business. If we fail to effectively manage our future growth, our costs and expenses may increase more than we planned or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results, and financial condition.
We derive a substantial portion of our revenue from one product.
For the year ended December 31, 2023, sales of subscriptions to our Jamf Pro product accounted for approximately 60% of our total revenue. We expect these subscriptions to account for a large portion of our total revenue for the foreseeable future. As a result, our operating results could suffer due to:
•any decline in demand for Jamf Pro;
•the failure of our other products to achieve market acceptance;
•the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, Jamf Pro;
•the failure of Jamf Pro to interoperate or integrate with third-party software and services;
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
We currently host our cloud service from third-party data center facilities operated by AWS from several global locations. Any damage to, failure of, or interference with our cloud service that is hosted by AWS, or by third-party providers we may utilize in the future, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or catastrophic events, could result in interruptions in our cloud service and/or the loss of our or our customers’ data. While the third-party data centers host the server infrastructure, we manage the cloud services through our site reliability engineering team, and we need to support version control, changes in cloud software parameters, and the evolution of our products, all in a multi-OS environment. As we utilize third-party data centers, we may move or transfer our data and our customers’ data from one region to another. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Many of our customer agreements contain contractual service level commitments to maintain uptime of at least 99.9% for our cloud services, and if we, AWS, or any other third-party data center facilities that we may utilize fail to meet these service level commitments, we may have to issue credits to these customers, which could adversely affect our operations. Impairment of, or interruptions in, our cloud services may reduce our subscription revenue, subject us to claims and litigation, cause our customers to terminate their subscriptions, and adversely affect our subscription renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable. Additionally, any limitation of the capacity of our third-party data centers could impede our ability to scale, onboard new customers, or expand the usage of existing customers, which could adversely affect our business, financial condition, and results of operations. In addition, our customers’ satisfaction with our offerings is dependent in part upon their perceptions and satisfaction with our cloud infrastructure service providers. Dissatisfaction with such providers could damage our relationships with customers and/or result in the loss of customers across one or more of our products.

We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to cyberattacks, computer viruses, disabling devices, break-ins, sabotage, intentional criminal acts, acts of vandalism, and similar misconduct and to adverse events caused by operator error. Despite precautions taken at these facilities, the occurrence of a natural disaster, cybersecurity event, an act of terrorism, war, or other catastrophic event, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in our service and the loss of customer data and business. We may also incur significant costs for using alternative equipment or facilities or taking other actions in preparation for, or in reaction to, any such events.
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
We may lose key personnel, and may be unable to attract and retain employees we need to support our operations and growth.
We depend on the continued services of key personnel, including our senior management team. From time to time, there may be changes in our senior management team. In the last two years, we have hired (including via internal promotions) a new Chief Executive Officer, Chief Financial Officer, Chief Sales Officer, and Chief People Officer, among other leadership changes. We generally do not have fixed-term employment agreements with our employees, and, therefore, they could terminate their employment with us at any time without penalty. While we enter into non-compete agreements where permissible, not all jurisdictions permit such agreements, and regardless of the jurisdiction, our key personnel could still pursue employment opportunities with other parties, including, potentially any of our competitors and there are no assurances that our non-compete agreements with any such key personnel would be enforceable in a cost effective manner, if at all. Additionally, our non-compete periods expire, at which time key personnel could work for any of our competitors. In such event, we would be unable to prevent our current employees and other personnel formerly employed by us from competing with us, potentially resulting in the loss of some of our business. The loss of key personnel, including members of management and key engineering, product development, marketing, and sales personnel, could disrupt our operations, adversely impact employee retention and morale, and seriously harm our business.
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
In January 2024, we announced a workforce reduction plan intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth. The workforce reduction plan is expected to impact approximately 6% of the Company’s full-time employees. We expect that the execution of the workforce reduction plan will be substantially complete by the end of the second quarter of 2024, subject to local law and consultation requirements. This workforce reduction plan, or any similar actions taken in the future, could negatively impact our ability to attract, integrate, retain, and motivate key employees.
In addition, we believe that our corporate culture has been a critical component to our success and that our culture creates an environment that drives and perpetuates our overall business strategy. As our organization has grown and expanded globally, and as our workplace plans have developed (including, for example, the workforce reduction plan), we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture and effectively manage our global, hybrid workforce. Over time, our hybrid work model may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our business strategy.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. We have completed several acquisitions in recent years, including our acquisition of dataJAR in July 2023. We have also invested in certain privately held companies through our Jamf Ventures fund. Our ability as an organization to acquire and integrate or invest in other companies, services, or technologies in a successful manner is not guaranteed.
In the future, we may not be able to find suitable acquisition or investment candidates, and we may not be able to complete such acquisitions or investments on favorable terms, if at all. If we do complete acquisitions or investments, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions or investments we announce or complete could be viewed negatively by our customers or investors. In addition, if we are unsuccessful at integrating existing and future acquisitions, or the technologies and personnel associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting charges. We may acquire development stage companies that are not yet profitable, and that require continued investment, which could adversely affect our results of operations and liquidity, thereby reducing our cash available for other corporate purposes. Additionally, integrations could take longer than expected, or if we move too quickly in trying to integrate an acquisition, strategic investment, partnership, or other alliance, we may fail to achieve the desired efficiencies.
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
Additional risks we may face in connection with such transactions include, among others:
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
•    potential difficulties in completing projects associated with IPR&D of acquired businesses;
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
The development and use of generative AI and ML technologies in our platform and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputation harm or liability, or could otherwise adversely affect our business.
We have incorporated and may continue to incorporate AI/ML solutions and features into our platform, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits from AI/ML, or at all, and we may fail to properly implement or market our AI/ML solutions and features. Our competitors or other third parties may incorporate AI/ML into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations. Additionally, our AI/ML solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, the AI/ML models that we use are trained using various data sets, and if our models are incorrectly designed, the data we use to train them is incomplete or inadequate, or we do not have sufficient rights to use the data on which our models rely, the performance of our AI/ML solutions and features, as well as our reputation, could suffer or we could incur liability through the violation of contractual or regulatory obligations. The legal, regulatory, and policy environments around AI/ML are evolving rapidly, and we may become subject to new legal and other obligations in connection with our use of AI/ML, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources.
We are in a highly competitive market, and competitive pressures from existing and new companies, including as a result of consolidation in our market, may harm our business, revenue, growth rates, and market share.
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
Our customers include enterprises in a broad range of industries, including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology, and telecommunications. Factors adversely affecting our customers may also adversely affect us. These factors include:
•recessionary periods in our customers’ markets;
• the impact of inflationary conditions on our customers’ budgets and financial condition;
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
If our customers are unsuccessful in addressing these competitive challenges, their businesses may be materially adversely affected, reducing the demand for our services, or decreasing our revenue, each of which could adversely affect our ability to cover fixed costs and our gross profit margins and results of operations.
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
We rely, in part, upon free trials of our products and other inbound lead-generation strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or trial users do not convert into paying customers, our business and results of operations would be harmed.
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
Risks Related to Our Intellectual Property and IT Systems
If we or our third-party service providers suffer a cybersecurity event, our reputation may be harmed, we may lose customers, and we may incur significant liabilities, any of which would harm our business and operating results.
Cyberattacks, computer malware, viruses, social engineering (including phishing and ransomware attacks), and general hacking are becoming more prevalent and more sophisticated in our industry, and we may in the future become the target of third parties seeking unauthorized access to our confidential or sensitive information or that of our customers or partners. While we have security measures in place designed to protect our and our customers’ confidential and sensitive information and prevent data loss, these measures cannot provide absolute security and may not be effective to prevent a security breach, including as a result of employee error, theft, misuse, or malfeasance, third-party actions, unintentional events, or deliberate attacks by cyber criminals, any of which may result in someone obtaining unauthorized access to our customers’ data, our data, our intellectual property, and/or our other confidential or sensitive business information. In addition, third parties may attempt to fraudulently induce employees, contractors, or users to disclose information, including user names and passwords, to gain access to our customers’ data, our data, or other confidential or sensitive information, and we may be the target of email scams that attempt to acquire personal information or company assets. Because techniques used to sabotage or obtain unauthorized access to systems change frequently, have increased in sophistication, and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Furthermore, our solutions may not help detect situations in which a valid user identity has been compromised, for example as part of a sophisticated cyberattack. We devote significant financial and personnel resources to implement and maintain security measures; however, these resources may not be sufficient, and as cybersecurity threats develop, evolve, and grow more complex over time, it may be necessary to make significant further investments to protect our data and infrastructure.
We rely on certain third-party software vendors to operate our business, including identity and access management, payment processing, and hosting services; however, our ability to monitor our third-party service providers’ data security is limited. Because we do not control our third-party service providers, or the processing of data by our third-party service providers, we cannot ensure the integrity or security of measures they take to protect and prevent unauthorized, accidental, or unlawful access or loss of our data or our customers’ data.
A security breach suffered by us or our third-party service providers, an attack against our service availability, any unauthorized, accidental, or unlawful access or loss of data, or the perception that any such event has occurred, could result in a disruption to our service, litigation, an obligation to notify regulators and affected individuals, the triggering of service availability, indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of investor confidence, loss of sales and customers, mitigation and remediation expenses, and other significant costs and liabilities. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating, and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as the costs to comply with any notification or other obligations resulting from any security incidents. We also cannot be certain that our existing insurance coverage will cover any indemnification claims against us relating to any security incident or breach, will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach, will continue to be available on acceptable terms or at all, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition, and results of operations. Further, if a high profile security breach occurs with respect to any Apple operating systems, our customers and potential customers may lose trust in our products generally in addition to any Apple operating system products, such as ours in particular. Further, ransomware attacks are becoming increasingly frequent and severe, and we may be unwilling or unable to make ransom payments due to, among other things, applicable laws or regulations prohibiting such payments.

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
If our cybersecurity products fail to detect a security incident, there could potentially be claims against us for such security incident, which could require us to pay damages and could hurt our reputation, whether or not the security incident was the fault of our products. There also has been increased regulatory scrutiny from the SEC with respect to adequately disclosing risks concerning cybersecurity. Such scrutiny from the SEC increases the risk of investigations into the cybersecurity practices and related disclosures of companies within its jurisdiction, which uniquely affects public companies like ours that do business in cybersecurity and adjacent markets.
Further, our customers and their service providers administer access to their data and systems. We offer tools and support for what we believe are best practices to maintain security utilizing our services; however, our customers are ultimately responsible for the administration and control of their information systems and they are not required to utilize those tools or follow our suggested practices or those of their other software vendors. Further, vulnerabilities in open source or any proprietary or third-party integrations can persist even after security patches have been issued if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching was complete. As a result, a customer may suffer a cybersecurity event on its own systems, unrelated to our own, and a malicious actor could obtain access to the customer’s information held on our system. Even if such a breach is unrelated to our own security programs or practices, or if the customer failed to adequately protect our products, that breach could result in our incurring significant economic and operational costs in investigating, remediating, eliminating, and putting in place additional tools and devices to further protect our customers from their own vulnerabilities, and could also result in reputational harm to us. Any of these negative outcomes could adversely affect the market perception of our platform and customer and investor confidence in our company, and would adversely affect our business, operating results, and financial condition. We have accordingly increased our investments in protective measures and risk mitigation strategies, but we cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such cybersecurity incidents. Protecting our own assets has become more expensive from a dollar investment and time perspective, which we expect will continue to increase in the future.
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
Transferring personal information across international borders is complex and subject to legal and regulatory requirements as well as active litigation and enforcement in a number of jurisdictions around the world, each of which could have an adverse impact on our ability to process and transfer personal data as part of our business operations. For example, European data transfers outside the European Economic Area are highly regulated and litigated. The mechanisms that we and many other companies rely upon for European data transfers (for example, Standard Contractual Clauses and the EU — U.S. Data Privacy Framework) are the subject of legal challenge, regulatory interpretation, and judicial decisions by the Court of Justice of the EU. The suitability of Standard Contractual Clauses for data transfer in some scenarios has recently been the subject of legal challenge, and while the U.S. and the EU reached agreement on the EU — U.S. Data Privacy Framework, there are also legal challenges to that data transfer mechanism. We continue to monitor developments related to valid transfer mechanisms available for transferring personal data outside the European Economic Area (including the Trans-Atlantic Data Privacy Framework) and other countries that have similar trans-border data flow requirements and adjust our practices accordingly. The open judicial questions and regulatory interpretations related to the validity of transfers using Standard Contractual Clauses have resulted in some changes in the obligations required to provide our services in the EU and could expose us to potential sanctions and fines for non-compliance. In addition, certain jurisdictions have imposed data localization laws that may, for example, require personal information of citizens to be collected, stored, and modified only within that country.
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
Our corporate structure and associated transfer pricing policies anticipate future growth into the international markets. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the U.S., to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions, which are generally required to be computed on an arm’s-length basis pursuant to intercompany arrangements, or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. It is not uncommon for tax authorities in different countries to have conflicting views, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other intercompany transactions, or with respect to the valuation of our intellectual property and the manner in which our intellectual property is utilized within our group. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in the valuation of deferred tax assets and liabilities and our ability to utilize them. We are also subject to tax examinations and while we regularly evaluate new information that may change our judgment resulting in recognition, derecognition, or changes in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results or financial position.
As we continue to develop and grow our business, in particular internationally, our success will depend in part on our ability to anticipate and effectively manage these risks. New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, and our business and financial performance. Such developments, for example, may include certain Organization for Economic Co-operation and Development’s proposals including the implementation of the global minimum tax under the Pillar Two model rules, and the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to purchase our products in the future. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating, and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business and financial performance.
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
Consequently, a shortfall in sales of our SaaS subscription and support and maintenance contracts in any quarter may not significantly reduce our subscription revenue for that quarter but may negatively affect subscription revenue in future quarters. Accordingly, the effect of significant downturns in sales of our SaaS subscription and support and maintenance contracts may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to compensate for this potential shortfall in subscription revenue. Our revenue recognition model for our SaaS subscription and support and maintenance contracts also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as a significant amount of our revenue is recognized over the applicable agreement term.
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
We previously identified material weaknesses in our internal control over financial reporting and, if we fail to maintain an effective system of internal controls, disclosure controls, and procedures, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
During the fourth quarter of 2022, we identified a material weakness related to general controls for the financial IT applications used for revenue recognition by Wandera, which we acquired in July 2021. Specifically, we did not design and maintain appropriate access controls related to maintaining appropriate segregation of duties and user access, as well as controls related to change management over IT program and data changes. During the quarter ended December 31, 2023, management completed testing the design and operational effectiveness of the corrective actions and determined the newly implemented controls were operating effectively and have been operating effectively for a sufficient period to conclude that the previously identified material weakness has been remediated. For a detailed summary of this material weakness, including our remediation steps, please refer to Part II, Item 9A, “Controls and Procedures.” In addition, we have identified material weaknesses and significant deficiencies in our internal controls over financial reporting in prior years.
If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation, investigations, or penalties; negatively affect our liquidity, our access to capital markets, perceptions of our creditworthiness, our ability to complete acquisitions, our ability to maintain compliance with covenants under our debt instruments or derivative arrangements regarding the timely filing of periodic reports, or investor confidence in our financial reporting, any of which may divert management resources or cause our stock price to decline. Further, remediation of a material weakness or significant deficiency does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate.
Our indebtedness could adversely affect our business and growth prospects.
As of December 31, 2023, we had total current and long-term indebtedness of $368.0 million, including (i) $367.0 million outstanding aggregate principal amount of the 2026 Notes (net of unamortized debt issuance costs), (ii) no borrowings outstanding under our 2020 Revolving Credit Facility, and (iii) $1.0 million of outstanding letters of credit under our 2020 Revolving Credit Facility. In addition, as of December 31, 2023, we had $149.0 million of additional borrowing capacity under our 2020 Revolving Credit Facility. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
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
Certain provisions in the 2026 Notes Indenture may make it more difficult or expensive for a third-party to acquire us. For example, the 2026 Notes Indenture will require us, except as provided in that indenture, to repurchase the 2026 Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the 2026 Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
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
As of December 31, 2023, Vista beneficially owned approximately 42.8% of our common stock. Our bylaws provide that Vista has the right to designate the Chair of our Board for so long as Vista beneficially owns at least 30% or more of the voting power of the then outstanding shares of our capital stock then entitled to vote generally in the election of directors. Even though Vista does not own shares of our stock representing a majority of the total voting power, for so long as Vista continues to own a significant percentage of our stock, Vista will still be able to significantly influence the composition of our Board, including the right to designate the Chair of our Board, and the approval of actions requiring shareholder approval. Accordingly, for such period of time, Vista will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers, decisions on whether to raise future capital, and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as Vista continues to own a significant percentage of our stock, Vista will be able to cause or prevent a change of control of us or a change in the composition of our Board, including the selection of the Chair of our Board, and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
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
In addition to Vista’s beneficial ownership of 42.8% of our common stock as of December 31, 2023, our certificate of incorporation and bylaws and the DGCL contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our shareholders. Among other things:
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
The price of our common stock could decline if there are substantial sales of shares of our common stock particularly sales by our directors, executive officers, and significant shareholders, if there is a large number of shares of our common stock available for sale, or if there is the perception that these sales could occur. As of December 31, 2023, we had 126,938,102 shares of our common stock outstanding. All of the shares of common stock sold in our IPO and follow-on offerings are available for sale in the public market. In addition, we have registered shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance. Shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. Further, the 2026 Notes may become in the future convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
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
Because we have no current plans to pay regular cash dividends on our common stock for the foreseeable future, you may not receive any ROI unless you sell your common stock for a price greater than that which you paid for it.
We do not anticipate paying any regular cash dividends on our common stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of our existing indebtedness and any future outstanding indebtedness we or our subsidiaries incur, including under our 2020 Credit Agreement. Therefore, any ROI in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.
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
General Risk Factors
Catastrophic events may disrupt our business.
Our business operations are subject to interruption by various events beyond our control. Our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. In addition, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, thus harming our business. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyberattack, war, terrorist attack, or other geopolitical unrest, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data. More generally, a catastrophic event could adversely affect economies and financial markets globally and the trading prices for our and other technology companies’ securities may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. Further, the insurance and incident response capabilities we maintain may not be adequate to cover or mitigate our losses resulting from disasters or other business interruptions. Any of the foregoing could adversely affect our business, results of operations, and financial condition.

Increasing scrutiny and changing expectations from investors, lenders, customers, government regulators, and other market participants with respect to our ESG policies and activities may impose additional costs on us or expose us to additional risks.
Companies across all industries and around the globe are facing increasing scrutiny and litigation relating to their ESG policies, initiatives, and activities by investors, lenders, customers, government regulators, and other market participants. Regulatory requirements related to ESG have been issued in the E.U., its Member States, and other countries, particularly with respect to climate change, emission reduction, and environmental stewardship. In addition, increased scrutiny related to ESG, and actual and proposed ESG policies and regulations, including proposed new or enhanced requirements regarding the standardization of mandatory climate-, human capital-, and diversity-related disclosures for investors in the EU, the U.S., and other countries, will subject us to new regulatory and compliance costs. Historically, we have not incurred significant expenditures to comply with environmental or ESG laws, policies, and regulations. However, given the increase in the number and complexity of these policies and regulations, we expect our costs of compliance to increase. Expectations surrounding appropriate corporate behavior in these areas are continually evolving and increasingly politicized, and often reflect opposing viewpoints, which has enhanced general public company scrutiny by anti-ESG activists. We risk damage to our brand and reputation, impacts to our ability to secure government contracts, or limited access to capital if we fail to adapt to, or comply with, investor, lender, customer, or other stakeholder expectations and standards and potential government regulation with respect to ESG matters, including in areas such as diversity and inclusion, environmental stewardship, support for local communities, and corporate governance and transparency.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Cyberattacks, computer malware, viruses, social engineering (including phishing and ransomware attacks), and general hacking are becoming more prevalent and more sophisticated in our industry. To mitigate the adverse impact of these threats to our business, we take a comprehensive approach to cybersecurity risk management and make proactively securing our systems and the data customers, employees, partners, and other stakeholders entrust to us a top priority. Our Board and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats. See “Risk Factors — Risks Related to Our Intellectual Property and IT Systems” for a more comprehensive description of cybersecurity-related risks. We have devoted significant financial and personnel resources to implement and maintain security measures to mitigate these risks and meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. While in the last fiscal year, we did not identify a cybersecurity threat or incident that resulted in a material adverse impact to our business, results of operations, or financial condition, there can be no guarantee that we will not experience or have not experienced such an incident.
Our policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on frameworks established by the National Institute of Standards and Technology. Cybersecurity risks related to our business, technical operations, privacy, and compliance issues are identified and addressed through a multi-faceted approach including third-party assessments, internal IT audit, IT security, governance, risk, and compliance reviews. To protect, detect, and respond to cybersecurity threats, we conduct the following activities at various intervals during the year, which vary in maturity across our business:
•Regular network and endpoint monitoring;
•24x7 security operations monitoring of our systems, networks and services to detect and act on weaknesses and potential intrusions;
•Role-based access controls to identify, authenticate and authorize individuals to access systems based on their job responsibilities;

•Business resiliency planning with disaster recovery and business continuity testing;
•Testing of new products and services and major changes to existing products and services to identify potential security vulnerabilities before release;
•Protection, including encryption, for the secure communication of sensitive data;
•Regular, proactive privacy and cybersecurity reviews of systems and applications, including third-party security practices;
•Auditing of applicable data policies;
•Regular internal and external security audits and penetration tests by third-party security vendors, as well as internal offensive team penetration testing;
•At least annual security awareness training and testing of our employees; and
•Monitoring emerging laws and regulations related to data protection and information security and implementing appropriate changes.
We have implemented incident response processes that focus on preparation for a cybersecurity incident; detection and analysis of a security incident; containment, eradication, and recovery; and post-incident analysis. Our program is designed to evaluate, rank by severity and prioritize response and remediation of security events and data incidents. Incidents are evaluated to determine operational and business impact, as well as privacy considerations. We also conduct tabletop exercises to simulate responses to cybersecurity incidents and evaluate the effectiveness of our incident response systems. Our team of cybersecurity professionals then collaborates with technical and business stakeholders across our business units to further analyze the risk to the Company, and form detection, mitigation, and remediation strategies. We maintain controls and procedures that are designed to promote prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Audit Committee of our Board in a timely manner.
As part of our risk management program, we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers when handling and/or processing our employee, business, or customer data. In addition to new vendor onboarding, we perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.
Our cybersecurity policies, standards, processes, and practices are regularly assessed by consultants and external auditors. These assessments include a variety of activities including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness. We have also obtained industry certifications and attestations that demonstrate our dedication to protecting our systems and the data entrusted to us.
Governance and Oversight
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Audit Committee is responsible for the primary oversight of risks from cybersecurity threats. Members of the Audit Committee receive quarterly updates from management regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy officers.
Our cybersecurity risk management and strategy processes are overseen by leaders from our enterprise operations, compliance, and legal teams, including our Chief Information Officer and Chief Legal Officer. Such individuals have extensive prior work experience in various roles involving information technology, including security, auditing, compliance, systems, and programming. These individuals are informed about, and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.
Item 2. Properties
Our corporate headquarters are in Minneapolis, MN, where we lease 102,937 square feet of office space under a lease that expires in February of 2030. We have additional office locations in the U.S. and in various international countries where we lease a total of 178,884 square feet. These additional office locations in the U.S. include Eau Claire, WI; New York City, NY; and Austin, TX. Our international offices are located in Poland, the Netherlands, Australia, Japan, Hong Kong, Taiwan, the UK, the Czech Republic, India, and Israel. We believe that our facilities are adequate for our current needs.
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
Holders of Record
As of December 31, 2023, there were 28 holders of record of our common stock, including Cede & Co, a nominee for DTC, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
The following performance graph and related information shows a comparison of the cumulative total return for our common stock, the S&P 500 Index, and the S&P 500 Information Technology Index between July 22, 2020 (the date our common stock commenced trading on NASDAQ) through December 31, 2023. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.
The closing price of our common stock on December 29, 2023, the last trading day of our 2023 fiscal year, was $18.06.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Jamf Holding Corp., the S&P 500 Index,
and the S&P 500 Information Technology Index

$200
$150
$100
$50
$0
07/22/20
12/31/20
12/31/21
12/31/22
12/31/23
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
Overview
We are the standard in managing and securing Apple at work, and we are the only company in the world that provides a complete management and security solution for an Apple-first environment that is designed to be enterprise secure, consumer simple, and protective of personal privacy. We help IT and security teams confidently protect the devices, data, and applications used by their workforce, while providing employees with the powerful and intended Apple experience. With Jamf’s software, devices can be deployed to employees brand new in the shrink-wrapped box, set up automatically and personalized at first power-on and administered continuously throughout the lifecycle of the device.
Jamf was founded in 2002, around the same time that Apple was leading an industry transformation. Apple transformed the way people access and utilize technology through its focus on creating a superior consumer experience. With the release of revolutionary products like the Mac, iPod, iPhone, iPad, Apple Watch, and Apple TV, Apple built one of the world’s most valuable brands and became ubiquitous in everyday life.
We have built our company through a primary focus on being the leading solution for Apple in the enterprise because we believe that due to Apple’s broad range of devices, combined with the changing demographics of today’s workforce and their strong preference for Apple, that Apple will become the number one device ecosystem in the enterprise by the end of this decade. We believe that the enterprise management provider that is best at Apple will one day be the enterprise leader, and that Jamf is best positioned for that leadership. Through our long-standing relationship with Apple, we have accumulated significant Apple technical experience and expertise that give us the ability to fully and quickly leverage and extend the capabilities of Apple products, operating systems, and services, while protecting devices with our differentiated Apple-first security solutions. This expertise enables us to fully support new innovations and operating system releases the moment they are made available by Apple. This focus has allowed us to create a best-in-class user experience in the enterprise.
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
General and industry-specific economic and market conditions and reductions in IT spending. Our revenue, results of operations, and cash flows depend on the overall demand for our products. Currently, the U.S. and other key international economies are impacted by high levels of inflation, elevated interest rates, financial instability and concerns about volatility in credit, equity, and foreign exchange markets, and overall uncertainty with respect to the economy. These factors could result in reductions in IT spending by our existing and prospective customers or in requests to renegotiate existing contracts, defaults on payments due on existing contracts, or non-renewals. As result of macroeconomic uncertainty, some of our customers have taken a more moderate outlook when planning their future hiring and device growth needs. We expect these conditions to continue in 2024.
In addition on January 25, 2024, the Company announced a workforce reduction plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth in light of current macroeconomic conditions. The workforce reduction plan is expected to impact approximately 6% of the Company’s full-time employees. The Company currently estimates that it will incur charges of approximately $6.6 million to $8.2 million in connection with the workforce reduction plan, consisting of cash expenditures for notice period and severance payments, employee benefits, and related costs. The Company expects that the majority of the charges will be incurred in the first quarter of 2024 and that the execution of the workforce reduction plan will be substantially complete by the end of the second quarter of 2024, subject to local law and consultation requirements.
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
The number of devices on our software platform was 32.3 million and 30.0 million as of December 31, 2023 and 2022, respectively, representing a 8% year-over-year growth rate. The increase in number of devices reflects our growth across industries, products, and geographies.
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
Our ARR was $588.6 million and $512.5 million as of December 31, 2023 and 2022, respectively, which is an increase of 15% year-over-year. The growth in our ARR is primarily driven by device expansion, cross-selling additional solutions to our installed customer base, and the addition of new customers.
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
Our dollar-based net retention rates were 108% and 113% for the trailing twelve months ended December 31, 2023 and 2022, respectively. Our high dollar-based net retention rates are primarily attributable to an expansion of devices and our ability to cross-sell our new solutions to our installed customer base.

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
General and administrative. General and administrative expenses consist primarily of employee compensation costs for corporate personnel, such as those in our executive, human resource, facilities, accounting and finance, legal and compliance, and IT departments. General and administrative expenses also include non-personnel costs such as legal, accounting, and other professional fees. In addition, general and administrative expenses include acquisition and integration-related expenses which primarily consist of third-party expenses, such as legal and accounting fees, and adjustments to contingent consideration. General and administrative expenses also include system transformation costs, which are primarily associated with the implementation of sales software and software supporting our business including enterprise resource planning, as well as other systems to provide best-in-class processes, governance, and systems. General and administrative expenses may also include restructuring charges including severance and lease impairments. We expect our general and administrative expenses to increase on a dollar basis as our business grows, particularly as we continue to invest in technology infrastructure and expand our operations globally.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue:
Subscription	$543,019	$455,007	$344,243
Services	16,325	19,025	16,122
License	1,227	4,744	6,023
Total revenue	560,571	478,776	366,388
Cost of revenue:
Cost of subscription(1)(2)(3)(4)(5) (exclusive of amortization expense shown below)	98,554	85,479	63,441
Cost of services(1)(2)(3)(4) (exclusive of amortization expense shown below)	13,976	13,816	10,898
Amortization expense	13,529	19,932	16,018
Total cost of revenue	126,059	119,227	90,357
Gross profit	434,512	359,549	276,031
Operating expenses:
Sales and marketing(1)(2)(3)(4)(5)	250,757	217,728	148,192
Research and development(1)(2)(3)(4)(5)	134,422	119,906	82,541
General and administrative(1)(2)(3)(4)(5)(6)	135,233	132,562	96,206
Amortization expense	29,349	28,227	25,294
Total operating expenses	549,761	498,423	352,233
Loss from operations	(115,249)	(138,874)	(76,202)
Interest income (expense), net	6,526	(538)	(2,478)
Loss on extinguishment of debt	—	—	(449)
Foreign currency transaction gain (loss)	916	(2,802)	(849)
Loss before income tax (provision) benefit	(107,807)	(142,214)	(79,978)
Income tax (provision) benefit	(2,279)	913	4,789
Net loss	$(110,086)	$(141,301)	$(75,189)
(1) Includes stock-based compensation as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$10,229	$8,854	$3,755
Services	1,386	1,299	594
Sales and marketing	33,127	33,559	10,938
Research and development	23,719	24,392	10,512
General and administrative	32,539	41,066	10,006
	$101,000	$109,170	$35,805

(2) Includes payroll taxes related to stock-based compensation as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$318	$293	$122
Services	57	54	24
Sales and marketing	1,162	810	431
Research and development	581	429	335
General and administrative	490	428	615
	$2,608	$2,014	$1,527
(3) Includes depreciation expense as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$1,219	$1,201	$1,134
Services	168	170	169
Sales and marketing	3,155	2,725	2,342
Research and development	1,814	1,610	1,277
General and administrative	1,064	965	835
	$7,420	$6,671	$5,757
(4) Includes acquisition-related expense as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$—	$61	$88
Services	50	—	—
Sales and marketing	371	7	180
Research and development	807	912	1,088
General and administrative	6,133	3,663	5,032
	$7,361	$4,643	$6,388
(5) Includes system transformation costs as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$51	$—	$—
Sales and marketing	174	—	—
Research and development	12	—	—
General and administrative	4,596	—	—
	$4,833	$—	$—

(6) General and administrative also includes the following:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Acquisition-related earnout	$—	$694	$6,037
Offering costs	—	124	594
Restructuring charges	1,393	—	—
Legal settlements and other non-recurring litigation costs	559	—	5,000
The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(as a percentage of total revenue)
Revenue:
Subscription	97%	95%	94%
Services	3	4	4
License	—	1	2
Total revenue	100	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	18	18	17
Cost of services (exclusive of amortization expense shown below)	2	3	3
Amortization expense	2	4	5
Total cost of revenue	22	25	25
Gross profit	78	75	75
Operating expenses:
Sales and marketing	45	45	40
Research and development	24	25	23
General and administrative	24	28	26
Amortization expense	6	6	7
Total operating expenses	99	104	96
Loss from operations	(21)	(29)	(21)
Interest income (expense), net	1	—	(1)
Loss on extinguishment of debt	—	—	—
Foreign currency transaction gain (loss)	—	(1)	—
Loss before income tax (provision) benefit	(20)	(30)	(22)
Income tax (provision) benefit	—	—	1
Net loss	(20)%	(30)%	(21)%
A discussion regarding our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. A discussion regarding our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found under Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our investor relations website at ir.jamf.com.

Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Years Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
SaaS subscription and support and maintenance	$521,269	$430,613	$90,656	21%
On‑premise subscription	21,750	24,394	(2,644)	(11)
Subscription revenue	543,019	455,007	88,012	19
Professional services	16,325	19,025	(2,700)	(14)
Perpetual licenses	1,227	4,744	(3,517)	(74)
Non-subscription revenue	17,552	23,769	(6,217)	(26)
Total revenue	$560,571	$478,776	$81,795	17%
For the year ended December 31, 2023, overall revenue increased due to higher subscription revenue, partially offset by a decrease in perpetual licenses revenue and professional services revenue. Subscription revenue accounted for 97% of total revenue for the year ended December 31, 2023 compared to 95% for the year ended December 31, 2022. The increase in subscription revenue was driven by device expansion, cross-selling, and the addition of new customers. The decrease in professional services revenue was driven by lower demand from customers. The decrease in perpetual licenses revenue primarily reflects customers shifting from perpetual licenses to subscriptions.
Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$98,554	$85,479	$13,075	15%
Cost of services (exclusive of amortization expense show below)	13,976	13,816	160	1
Amortization expense	13,529	19,932	(6,403)	(32)
Total cost of revenue	$126,059	$119,227	$6,832	6%
Gross margin	78%	75%
For the year ended December 31, 2023, cost of revenue increased primarily due to an increase in cost of subscription revenue, partially offset by a decrease in amortization expense. Cost of subscription revenue increased primarily due to a $5.3 million increase in employee compensation costs, a $5.8 million increase in third-party hosting fees as we increased capacity to support our growth, and a $1.4 million increase in stock-based compensation expense and related payroll taxes. Amortization expense decreased due to certain intangible assets reaching the end of their useful life.
For the year ended December 31, 2023, total gross margin increased as our revenue expanded faster than the costs required to deliver the revenue and amortization expense decreased.

Operating Expenses

	Years Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$250,757	$217,728	$33,029	15%
Research and development	134,422	119,906	14,516	12
General and administrative	135,233	132,562	2,671	2
Amortization expense	29,349	28,227	1,122	4
Operating expenses	$549,761	$498,423	$51,338	10%
For the year ended December 31, 2023, sales and marketing expenses increased primarily due to a $28.1 million increase in employee compensation costs and a $3.8 million increase in marketing costs.
For the year ended December 31, 2023, research and development expenses increased primarily due to a $15.1 million increase in employee compensation costs, partially offset by a $1.3 million decrease in outside services.
For the year ended December 31, 2023, general and administrative expenses increased primarily due to a $4.6 million increase related to system transformation costs, a $4.0 million increase in employee compensation costs, a $2.4 million increase in acquisition-related expenses, a $1.5 million increase in charitable contributions, and restructuring charges of $1.4 million primarily related to lease impairments, partially offset by an $8.5 million decrease in stock-based compensation expense and related payroll taxes and a $2.4 million decrease in the annual premium for directors and officers insurance due to improved market conditions for such insurance.
Interest Income (Expense), Net

	Years Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Interest income (expense), net	$6,526	$(538)	$7,064	NM
NM Not Meaningful.
For the year ended December 31, 2023, interest income, net increased primarily due to higher earned interest rates and higher average invested balances.
Foreign Currency Transaction Gain (Loss)

	Years Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Foreign currency transaction gain (loss)	$916	$(2,802)	$3,718	NM
NM Not Meaningful.
For the year ended December 31, 2023, foreign currency transaction gain increased primarily due to the impact of changes in foreign currency exchange rates, primarily the GBP and EUR.
Income Tax (Provision) Benefit

	Years Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Income tax (provision) benefit	$(2,279)	$913	$(3,192)	NM
Effective tax rate	(2.1)%	0.6%
NM Not Meaningful.

The change in the effective tax rate for the year ended December 31, 2023 compared to the prior year was primarily due to international growth.
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
Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin
We use non-GAAP gross profit and non-GAAP gross profit margin, and believe it is useful to our investors, to understand and evaluate our operating performance and trends and to prepare and approve our annual budget. We define non-GAAP gross profit as gross profit, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, and system transformation costs. System transformation costs are primarily associated with the implementation of updated sales software and software supporting our business including enterprise resource planning, as well as other systems to provide best-in-class processes, governance, and systems. The transformation includes a comprehensive redesign in our systems, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. We define non-GAAP gross profit margin as non-GAAP gross profit as a percentage of total revenue.
A reconciliation of non-GAAP gross profit to gross profit and non-GAAP gross profit margin to gross profit margin, the most directly comparable GAAP measures, are as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Gross profit	$434,512	$359,549	$276,031
Amortization expense	13,529	19,932	16,018
Stock-based compensation	11,615	10,153	4,349
Acquisition-related expense	50	61	88
Payroll taxes related to stock-based compensation	375	347	146
System transformation costs	51	—	—
Non-GAAP gross profit	$460,132	$390,042	$296,632
Gross profit margin	78%	75%	75%
Non-GAAP gross profit margin	82%	81%	81%

Non-GAAP Operating Income and Non-GAAP Operating Income Margin
We use non-GAAP operating income and non-GAAP operating income margin, and believe it is useful for our investors, to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We define non-GAAP operating income as operating loss, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and other non-recurring litigation costs. Restructuring charges for the year ended December 31, 2023 primarily include lease impairments. We define non-GAAP operating income margin as non-GAAP operating income as a percentage of total revenue.
A reconciliation of non-GAAP operating income to operating loss and non-GAAP operating income margin to operating loss margin, the most directly comparable GAAP measures, are as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Operating loss	$(115,249)	$(138,874)	$(76,202)
Amortization expense	42,878	48,159	41,312
Stock-based compensation	101,000	109,170	35,805
Acquisition-related expense	7,361	4,643	6,388
Acquisition-related earnout	—	694	6,037
Offering costs	—	124	594
Payroll taxes related to stock-based compensation	2,608	2,014	1,527
System transformation costs	4,833	—	—
Restructuring charges	1,393	—	—
Legal settlements and other non-recurring litigation costs	559	—	5,000
Non-GAAP operating income	$45,383	$25,930	$20,461
Operating loss margin	(21)%	(29)%	(21)%
Non-GAAP operating income margin	8%	5%	6%
Non-GAAP Net Income
We use non-GAAP net income, and believe it is useful for our investors, to understand and evaluate our operating performance and trends. We define non-GAAP net income as net loss, adjusted for income tax (provision) benefit, amortization expense, stock-based compensation expense, foreign currency transaction (gain) loss, loss on extinguishment of debt, amortization of debt issuance costs, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and other non-recurring litigation costs, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. statutory tax rate.
We define non-GAAP income before income taxes as loss before income taxes adjusted for amortization expense, stock-based compensation expense, foreign currency transaction (gain) loss, loss on extinguishment of debt, amortization of debt issuance costs, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and legal settlements and other non-recurring litigation costs.
We define non-GAAP provision for income taxes as the current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. statutory tax rate.

A reconciliation of non-GAAP net income to net loss, the most directly comparable GAAP measure, is as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net loss	$(110,086)	$(141,301)	$(75,189)
Exclude: income tax (provision) benefit	(2,279)	913	4,789
Loss before income tax (provision) benefit	(107,807)	(142,214)	(79,978)
Amortization expense	42,878	48,159	41,312
Stock-based compensation	101,000	109,170	35,805
Foreign currency transaction (gain) loss	(916)	2,802	849
Loss on extinguishment of debt	—	—	449
Amortization of debt issuance costs	2,742	2,722	1,002
Acquisition-related expense	7,361	4,643	6,388
Acquisition-related earnout	—	694	6,037
Offering costs	—	124	594
Payroll taxes related to stock-based compensation	2,608	2,014	1,527
System transformation costs	4,833	—	—
Restructuring charges	1,393	—	—
Legal settlements and other non-recurring litigation costs	559	—	5,000
Non-GAAP income before income taxes	54,651	28,114	18,985
Non-GAAP provision for income taxes (1)	(13,116)	(6,747)	(4,556)
Non-GAAP net income	$41,535	$21,367	$14,429
(1) In accordance with the SEC’s Non-GAAP Financial Measures Compliance and Disclosure Interpretation, the Company’s blended U.S. statutory rate of 24% is used as an estimate for the current and deferred income tax expense associated with our non-GAAP income before income taxes.
Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted for interest (income) expense, net, provision (benefit) for income taxes, depreciation expense, amortization expense, stock-based compensation expense, foreign currency transaction (gain) loss, loss on extinguishment of debt, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and other non-recurring litigation costs.

A reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net loss	$(110,086)	$(141,301)	$(75,189)
Interest (income) expense, net	(6,526)	538	2,478
Provision (benefit) for income taxes	2,279	(913)	(4,789)
Depreciation expense	7,420	6,671	5,757
Amortization expense	42,878	48,159	41,312
Stock-based compensation	101,000	109,170	35,805
Foreign currency transaction (gain) loss	(916)	2,802	849
Loss on extinguishment of debt	—	—	449
Acquisition-related expense	7,361	4,643	6,388
Acquisition-related earnout	—	694	6,037
Offering costs	—	124	594
Payroll taxes related to stock-based compensation	2,608	2,014	1,527
System transformation costs	4,833	—	—
Restructuring charges	1,393	—	—
Legal settlements and other non-recurring litigation costs	559	—	5,000
Adjusted EBITDA	$52,803	$32,601	$26,218
Liquidity and Capital Resources
General
As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $243.6 million, which were held for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions, as well as the available balance of the 2020 Revolving Credit Facility of $149.0 million, which matures on July 27, 2025. Our cash and cash equivalents are comprised of cash, money market deposit accounts, and money market funds with original maturities at the time of purchase of three months or less. Our cash and cash equivalents are held at a diversified portfolio of investment grade global banks and money market investments, and we do not have material exposure to recent banking-sector events. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to make continued investments in supporting the growth of our business in the future.
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
A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2023, we had deferred revenue of $373.4 million, of which $317.5 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
As of December 31, 2023, there were no amounts outstanding under the 2020 Credit Agreement, other than $1.0 million in outstanding letters of credit. Effective April 7, 2023, we entered into the Credit Agreement Amendment No. 2, which amended certain provisions of the 2020 Credit Agreement. The Credit Agreement Amendment No. 2 updated the benchmark interest rate provisions to replace the LIBO Rate with the Adjusted Term SOFR for purposes of calculating interest for U.S. dollar-denominated borrowings under the terms of the 2020 Credit Agreement. Except as amended by the Credit Agreement Amendment No. 2, the remaining terms of the 2020 Credit Agreement remain in full force and effect. See Note 9 of our consolidated financial statements for additional information.

On September 17, 2021, we completed a private offering of the 2026 Notes and received net proceeds of approximately $361.4 million after deducting the initial purchasers’ discounts and commissions and the offering expenses paid by us. The 2026 Notes bear interest at a rate of 0.125% per year, payable semiannually in arrears on March 1st and September 1st of each year, beginning on March 1, 2022. The 2026 Notes mature on September 1, 2026. See Note 9 of our consolidated financial statements for additional information.
On July 13, 2023, the Company acquired dataJAR for total purchase consideration of £19.3 million (or approximately $25.1 million using the exchange rate on July 13, 2023), of which £16.6 million (or approximately $21.6 million using the exchange rate on July 13, 2023) was paid upon closing. The purchase consideration also included £2.5 million (or approximately $3.2 million using the exchange rate on July 13, 2023) in cash as partial security for post-closing indemnification claims to be released 12 months from the closing date. In addition, the terms of the dataJAR Purchase Agreement provide for additional future payments to the sellers in the amount of up to £6.5 million (or approximately $8.4 million using the exchange rate on July 13, 2023) if certain key employees continue their employment with the Company through July 13, 2024. See Note 5 of our consolidated financial statements for additional information.
Future Liquidity and Capital Resource Requirements
We believe our cash and cash equivalents, the 2020 Revolving Credit Facility, and cash provided by sales of our software solutions and services will be sufficient to meet our working capital and capital expenditure needs, debt service requirements for at least the next 12 months, as well as other known long-term cash requirements. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may use cash to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights.
Our principal commitments consist of obligations under our 2026 Notes, contractual agreements for hosting services and other support software, and operating leases for office space. The following table presents the Company’s known short-term and long-term contractual obligations and commitments as of December 31, 2023:

	2024	Thereafter	Total
	(in thousands)
2026 Notes: (1)
Principal payments	$—	$373,750	$373,750
Interest payments	467	934	1,401
Purchase obligations (2)	42,017	24,767	66,784
Operating leases (3)	6,554	17,779	24,333
Total	$49,038	$417,230	$466,268
(1) See Note 9 to our consolidated financial statements for more information.
(2) See Note 8 to our consolidated financial statements for more information.
(3) See Note 7 to our consolidated financial statements for more information.
We also have a variable purchase obligation of $17.5 million over the term of a three-year contract for third-party hosting services that is not reflected in the table above.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$35,964	$90,005	$65,165
Net cash used in investing activities	(22,476)	(34,782)	(387,418)
Net cash provided by financing activities	5,321	261	305,528
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	79	(713)	(993)
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,888	54,771	(17,718)
Cash, cash equivalents, and restricted cash, beginning of period	231,921	177,150	194,868
Cash, cash equivalents, and restricted cash, end of period	$250,809	$231,921	$177,150
Cash paid for interest	$784	$763	$967
Cash paid for purchases of equipment and leasehold improvements	2,934	7,727	9,755
Operating Activities
Our largest source of operating cash is cash collections from our subscription customers. Our primary use of cash from operating activities is employee-related expenditures, marketing expenses, and third-party hosting costs.
During the year ended December 31, 2023, net cash provided by operating activities was $36.0 million, a decrease of $54.0 million compared to the year ended December 31, 2022. The decrease was primarily attributable to an increase in cash paid for employee compensation costs, an increase in cash paid for third-party hosting costs, a $12.5 million increase in cash paid for system transformation costs, and a $6.0 million payment for contingent consideration in 2023, partially offset by an increase in cash received from our customers and an $8.3 million increase in cash received from interest income.
During the year ended December 31, 2022, net cash provided by operating activities was $90.0 million, an increase of $24.8 million compared to the year ended December 31, 2021. The increase was primarily attributable to an increase in cash received from our customers and a $5.0 million legal settlement paid in 2021, partially offset by an increase in cash paid for employee compensation costs and an increase in cash paid for third-party hosting costs.
Investing Activities
During the year ended December 31, 2023, net cash used in investing activities was $22.5 million, a decrease of $12.3 million compared to the year ended December 31, 2022. The decrease was primarily attributable to a $5.0 million decrease in payments for acquisitions, net of cash acquired, a $4.8 million decrease in purchases of equipment and leasehold improvements, and a $2.4 million decrease in purchases of investments.
During the year ended December 31, 2022, net cash used in investing activities was $34.8 million, a decrease of $352.6 million compared to the year ended December 31, 2021. The decrease was primarily attributable to a $328.9 million decrease in payments for acquisitions, net of cash acquired, a $25.0 million payment for deferred consideration associated with the Wandera acquisition in 2021, and a $2.0 million decrease in purchases of equipment and leasehold improvements, partially offset by a $3.1 million increase in purchases of investments.
Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $5.3 million, an increase of $5.1 million compared to the year ended December 31, 2022. The increase was primarily attributable to a $4.6 million payment for contingent consideration in 2022.
During the year ended December 31, 2022, net cash provided by financing activities was $0.3 million, a decrease of $305.3 million compared to the year ended December 31, 2021. The decrease was primarily attributable to $373.8 million of proceeds from the issuance of the 2026 Notes in 2021 and a $5.5 million decrease in proceeds from the exercise of stock options, partially offset by $36.0 million for the purchase of the Capped Calls in 2021, a $25.0 million payment for deferred consideration associated with the Wandera acquisition in 2021, and a $13.1 million decrease in cash paid for debt issuance costs.
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
Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective, or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies listed below are the most difficult management decisions as they involve the use of significant estimates and assumptions as described above. Refer to “Note 2 — Summary of significant accounting policies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more detailed information regarding these and other accounting policies.
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
Business combinations
When the Company acquires a business, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The allocation of the purchase price requires management to make significant estimates in determining the fair value of assets acquired and liabilities assumed, especially with respect to intangible assets. The estimates, as applicable to the intangible assets acquired at the acquisition date, may include:
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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries, except for Jamf Ltd. and its subsidiaries, is the U.S. dollar. The functional currency of Jamf Ltd. and its subsidiaries is the GBP. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the UK, the Netherlands, Poland, the Czech Republic, Japan, and Australia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would have an impact of $15.5 million on our operating loss.
Interest Rate Risk
As of December 31, 2023, we had $243.6 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents are comprised of cash, money market deposit accounts, and money market funds with original maturities at the time of purchase of three months or less. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jamf Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jamf Holding Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company’s revenue is primarily generated from the sales of cloud-based SaaS subscriptions, support and maintenance contracts, software licenses, and related professional services, which are largely billed up front. Cloud-based SaaS subscriptions and support and maintenance revenue are recognized ratably over the contract term, beginning at the point when the customer is able to use and benefit from the subscription. License revenue is recognized upon transfer of control to the customer, which is typically when the customer obtains access to the product at the start of the contract term. Professional services revenue is recognized as the services are performed. The Company’s total revenue was $560.6 million for the year ended December 31, 2023.

Auditing the Company’s revenue recognition was challenging due to the significant effort required to perform procedures and evaluate audit evidence due to the high volume of transactions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for revenue from contracts with customers. This included testing controls that address the risks of material misstatement relating to the completeness and accuracy of revenue transactions. For example, we tested the controls over the initiation and billing of subscriptions and the recognition of revenue. We also tested the controls related to the reconciliation between the initiation system and the billing and accounting system.

To test the Company’s accounting for revenue recognition, we performed substantive audit procedures that included, among others, performing data analytics over data extracted from the billing and accounting system to test the recorded revenue and deferred revenue amounts, testing on a sample basis the completeness and accuracy of the underlying data within the Company’s billing and accounting system by inspecting, where applicable, customer purchase orders, license agreements, and testing on a sample basis the cash receipts from customers.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Minneapolis, Minnesota
February 27, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jamf Holding Corp.
Opinion on Internal Control Over Financial Reporting
We have audited Jamf Holding Corp.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jamf Holding Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of dataJar, which is included in the 2023 consolidated financial statements of the Company and constituted 2% and 4% of total and net assets, respectively, as of December 31, 2023 and less than 1% of revenues and operating loss for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of dataJar.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 27, 2024

JAMF HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$243,576	$224,338
Trade accounts receivable, net of allowances of $444 and $445 at December 31, 2023 and 2022, respectively	108,240	88,163
Deferred contract costs	23,508	17,652
Prepaid expenses	14,255	14,331
Other current assets	13,055	6,562
Total current assets	402,634	351,046
Equipment and leasehold improvements, net	15,184	19,421
Goodwill	887,121	856,925
Other intangible assets, net	187,891	218,744
Deferred contract costs, non-current	53,070	39,643
Other assets	43,752	43,763
Total assets	$1,589,652	$1,529,542
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,909	$15,393
Accrued liabilities	77,447	67,051
Income taxes payable	1,248	486
Deferred revenue	317,546	278,038
Total current liabilities	422,150	360,968
Deferred revenue, non-current	55,886	68,112
Deferred tax liability, net	5,952	5,505
Convertible senior notes, net	366,999	364,505
Other liabilities	21,118	29,114
Total liabilities	872,105	828,204
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at December 31, 2023 and 2022; 126,938,102 and 123,170,172 shares issued and outstanding at December 31, 2023 and 2022, respectively	126	123
Additional paid‑in capital	1,162,993	1,049,875
Accumulated other comprehensive loss	(26,777)	(39,951)
Accumulated deficit	(418,795)	(308,709)
Total stockholders’ equity	717,547	701,338
Total liabilities and stockholders’ equity	$1,589,652	$1,529,542
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue:
Subscription	$543,019	$455,007	$344,243
Services	16,325	19,025	16,122
License	1,227	4,744	6,023
Total revenue	560,571	478,776	366,388
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	98,554	85,479	63,441
Cost of services (exclusive of amortization expense shown below)	13,976	13,816	10,898
Amortization expense	13,529	19,932	16,018
Total cost of revenue	126,059	119,227	90,357
Gross profit	434,512	359,549	276,031
Operating expenses:
Sales and marketing	250,757	217,728	148,192
Research and development	134,422	119,906	82,541
General and administrative	135,233	132,562	96,206
Amortization expense	29,349	28,227	25,294
Total operating expenses	549,761	498,423	352,233
Loss from operations	(115,249)	(138,874)	(76,202)
Interest income (expense), net	6,526	(538)	(2,478)
Loss on extinguishment of debt	—	—	(449)
Foreign currency transaction gain (loss)	916	(2,802)	(849)
Loss before income tax (provision) benefit	(107,807)	(142,214)	(79,978)
Income tax (provision) benefit	(2,279)	913	4,789
Net loss	$(110,086)	$(141,301)	$(75,189)
Net loss per share, basic and diluted	$(0.88)	$(1.17)	$(0.64)
Weighted‑average shares used to compute net loss per share, basic and diluted	124,935,620	120,720,972	118,276,462
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(110,086)	$(141,301)	$(75,189)
Other comprehensive income (loss):
Foreign currency translation adjustments	13,174	(32,085)	(7,866)
Total other comprehensive income (loss)	13,174	(32,085)	(7,866)
Comprehensive loss	$(96,912)	$(173,386)	$(83,055)
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount
Balance, December 31, 2020	116,992,472	$117	$903,116	$—	$(92,219)	$811,014
Exercise of stock options	1,903,560	1	10,690	—	—	10,691
Vesting of restricted stock units	530,032	1	—	—	—	1
Share‑based compensation	—	—	35,805	—	—	35,805
Purchase of capped calls	—	—	(36,030)	—	—	(36,030)
Foreign currency translation adjustment	—	—	—	(7,866)	—	(7,866)
Net loss	—	—	—	—	(75,189)	(75,189)
Balance, December 31, 2021	119,426,064	119	913,581	(7,866)	(167,408)	738,426
Exercise of stock options	842,188	1	5,202	—	—	5,203
Vesting of restricted stock units	1,895,620	2	—	—	—	2
Issuance of common stock under the employee stock purchase plan	295,189	—	6,840	—	—	6,840
Issuance of common stock in connection with business combination	711,111	1	15,082	—	—	15,083
Stock-based compensation	—	—	109,170	—	—	109,170
Foreign currency translation adjustment	—	—	—	(32,085)	—	(32,085)
Net loss	—	—	—	—	(141,301)	(141,301)
Balance, December 31, 2022	123,170,172	123	1,049,875	(39,951)	(308,709)	701,338
Exercise of stock options	845,235	1	6,041	—	—	6,042
Vesting of restricted stock units	2,489,574	2	—	—	—	2
Issuance of common stock under the employee stock purchase plan	433,121	—	6,077	—	—	6,077
Stock-based compensation	—	—	101,000	—	—	101,000
Foreign currency translation adjustment	—	—	—	13,174	—	13,174
Net loss	—	—	—	—	(110,086)	(110,086)
Balance, December 31, 2023	126,938,102	$126	$1,162,993	$(26,777)	$(418,795)	$717,547
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(110,086)	$(141,301)	$(75,189)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	50,298	54,830	47,069
Amortization of deferred contract costs	21,497	16,563	12,534
Amortization of debt issuance costs	2,742	2,722	1,251
Non-cash lease expense	5,935	5,869	4,994
Impairment of lease right-of-use assets	1,077	—	—
Provision for credit losses and returns	472	328	37
Loss on extinguishment of debt	—	—	449
Share‑based compensation	101,000	109,170	35,805
Deferred tax benefit	(1,976)	(2,955)	(5,644)
Adjustment to contingent consideration	—	694	6,037
Other	(1,673)	3,333	1,419
Changes in operating assets and liabilities:
Trade accounts receivable	(19,233)	(9,487)	(6,521)
Prepaid expenses and other assets	(11,354)	1,888	(9,234)
Deferred contract costs	(40,643)	(31,134)	(24,795)
Accounts payable	9,352	5,891	2,069
Accrued liabilities	2,690	10,017	4,345
Income taxes payable	727	151	(642)
Deferred revenue	23,939	63,426	71,216
Other liabilities	1,200	—	(35)
Net cash provided by operating activities	35,964	90,005	65,165
Investing activities
Acquisitions, net of cash acquired	(18,797)	(23,816)	(352,711)
Payment of deferred consideration	—	—	(25,000)
Purchases of equipment and leasehold improvements	(2,934)	(7,727)	(9,755)
Purchase of investments	(750)	(3,100)	—
Other	5	(139)	48
Net cash used in investing activities	(22,476)	(34,782)	(387,418)
Financing activities
Proceeds from convertible senior notes	—	—	373,750
Proceeds from bank borrowings	—	—	250,000
Payment of bank borrowings	—	—	(250,000)
Payment for purchase of capped calls	—	—	(36,030)
Debt issuance costs	—	(50)	(13,134)
Cash paid for offering costs	—	(104)	(543)
Cash paid for contingent consideration	(206)	(4,588)	(4,206)
Payment of deferred consideration	—	—	(25,000)
Payment of acquisition-related holdback	(515)	(200)	—
Proceeds from the exercise of stock options	6,042	5,203	10,691
Net cash provided by financing activities	5,321	261	305,528
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	79	(713)	(993)
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,888	54,771	(17,718)
Cash, cash equivalents, and restricted cash, beginning of period	231,921	177,150	194,868
Cash, cash equivalents, and restricted cash, end of period	$250,809	$231,921	$177,150
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$784	$763	$967
Income taxes, net of refunds	3,127	1,747	1,334
Non-cash activities:
Employee stock purchase plan	6,077	6,840	—
Debt issuance costs accrued but not paid	—	—	50
Operating lease assets obtained in exchange for operating lease liabilities	732	8,159	1,470
Purchases of equipment and leasehold improvements accrued but not paid	421	419	—
Issuance of common stock for the acquisition of business	—	15,083	—

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$243,576	$224,338	$177,150
Restricted cash included in other current assets	3,633	383	—
Restricted cash included in other assets	3,600	7,200	—
Total cash, cash equivalents, and restricted cash	$250,809	$231,921	$177,150
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of presentation and description of business
Description of business
Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company,” “we,” “us,” or “our.” We are the standard in managing and securing Apple at work, and we are the only company in the world that provides a complete management and security solution for an Apple-first environment that is designed to be enterprise secure, consumer simple, and protective of personal privacy. We help IT and security teams confidently protect the devices, data, and applications used by their workforce, while providing employees with the powerful and intended Apple experience. With Jamf’s software, devices can be deployed to employees brand new in the shrink-wrapped box, set up automatically and personalized at first power-on and administered continuously throughout the lifecycle of the device. Our customers are located throughout the world.
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
Revenue by geographic region as determined based on the location where the sale originated were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
The Americas (1)	$377,890	$330,704	$261,516
Europe, the Middle East, India, and Africa	140,224	113,861	79,918
Asia Pacific	42,457	34,211	24,954
	$560,571	$478,776	$366,388
(1) The vast majority of our Americas revenue comes from the U.S.

Long-lived assets, which include equipment and leasehold improvements, net and operating lease ROU assets for purposes of this disclosure, by geographic region were as follows:

	December 31,
	2023	2022
	(in thousands)
The Americas	$21,489	$28,087
Europe, the Middle East, India, and Africa	3,150	4,904
Asia Pacific	8,206	10,258
	$32,845	$43,249
The U.S. held 65% of the total long-lived assets as of both December 31, 2023 and 2022.
Note 2. Summary of significant accounting policies
Net loss per share of common stock
Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period without consideration for potentially dilutive securities. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares and potentially dilutive securities outstanding during the period. The potentially dilutive securities include outstanding stock options, unvested RSUs, shares related to the 2026 Notes, and shares issuable pursuant to the 2021 ESPP and are determined by applying either the treasury-stock method or the if-converted method, as applicable. Because we have reported a net loss for the years ended December 31, 2023, 2022, and 2021, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods given that the potentially dilutive shares would have been anti-dilutive if included in the calculation.
Cash, cash equivalents, and restricted cash
The Company considers any highly liquid investments purchased with original maturities at the time of purchase of three months or less to be cash equivalents. The Company maintains cash in deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Restricted cash represents cash that is restricted as to withdrawal or usage and consists of cash held back in an escrow fund as partial security for post-closing indemnification claims related to the acquisition of ZecOps. See Note 5 for more information.
Trade accounts receivable, net
Credit is extended to customers in the normal course of business. Trade accounts receivable are recorded at the invoiced amount, net of allowances. The allowance for credit losses is based on an expected loss model that estimates losses over the expected life of the trade accounts receivable. The Company estimates expected credit losses based on the Company’s historical loss information, current and future economic and market conditions, and ongoing review of customers’ account balances. The Company writes-off a receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. For all periods presented, the allowance for credit losses was not material.
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
Equipment and leasehold improvements, net are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. There were no material impairment losses recognized during the years ended December 31, 2023, 2022, and 2021.

Cloud computing arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by third party vendors. Certain implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement. As of December 31, 2023, the Company capitalized costs associated with the implementation of these arrangements of $1.9 million in other current assets and $10.9 million in other assets on the consolidated balance sheet.
Business combinations
When the Company acquires a business, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The allocation of the purchase price requires management to make significant estimates in determining the fair value of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are inherently uncertain and unpredictable. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of the assets acquired and liabilities assumed may be recorded with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the fair value of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Acquisition-related costs are expensed as incurred.
Goodwill
Goodwill is tested for impairment at least annually and more frequently if events occur that would indicate that it is more likely than not the fair value of the reporting unit is less than the carrying value. The Company has one reporting unit. If the reporting unit’s carrying value exceeds its fair value, an impairment charge will be recorded based on that difference. The impairment charge will be limited to the amount of goodwill currently recognized in the Company’s single reporting unit. The Company performed a qualitative assessment of goodwill as of October 1, 2023, and no impairment was identified. No other interim impairment tests were deemed necessary.
Other intangible assets, net
Intangible assets with finite lives include trademarks, customer relationships, developed technology, non-competes, and order backlog. These assets are amortized over their estimated useful lives, which range from two to twelve years, on a straight-line basis. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. There were no impairment losses recognized during the years ended December 31, 2023, 2022, and 2021.
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
The Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease (or January 1, 2021 for existing leases upon the adoption of ASC 842). The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives. The Company does not recognize ROU assets and lease liabilities for leases with a term of twelve months or less.

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
ROU assets are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the ROU assets exceed their fair value. The amount of the impairment loss recognized is calculated as the excess of the asset’s carrying value over its fair value. The Company uses a discounted cash flow approach to estimate the fair value of its ROU assets.
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
Foreign currency
Our reporting currency is the U.S. dollar. The functional currency of our foreign operations, except for Jamf Ltd. and its subsidiaries, is the U.S. dollar. The functional currency of Jamf Ltd. and its subsidiaries is the GBP. The assets, liabilities, revenue, and expenses of our foreign operations are remeasured in accordance with ASC 830. Remeasurement adjustments are recorded as foreign currency transaction gain (loss) in the consolidated statements of operations. Assets and liabilities of Jamf Ltd. and its subsidiaries are translated into U.S. dollars based upon exchange rates prevailing at the end of each period. Revenue and expenses of Jamf Ltd. and its subsidiaries are translated at weighted-average exchange rates on a monthly basis. The resulting translation adjustment is included in accumulated other comprehensive loss.
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
Nature of Products and Services
Subscription: Subscription includes SaaS subscription arrangements, which include a promise to allow customers to access software hosted by the Company over the contract period without allowing the customer to take possession of the software or transfer hosting to a third-party. Subscription also includes support and maintenance, which includes when-and-if available software updates and technical support on our perpetual and on-premise term-based subscription licenses. Because the subscription represents a stand-ready obligation to provide a series of distinct periods of access to the subscription, which are all substantially the same and that have the same pattern of transfer to the customer, subscriptions are accounted for as a series and revenue is recognized ratably over the contract term, beginning at the point when the customer is able to use and benefit from the subscription. Subscription also includes sales of on-premise term-based subscription arrangements. Licenses for on-premise term-based software provide the customer with a right to use the software as it exists when made available to the customer. Revenue from software licenses is recognized upon transfer of control to the customer, which is typically upon making the software available to the customer.
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
Disaggregation of Revenue
The Company separates revenue into subscription and non-subscription categories to disaggregate the revenue that is term-based and renewable from the revenue that is one-time in nature. Revenue from subscription and non-subscription contractual arrangements were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
SaaS subscription and support and maintenance	$521,269	$430,613	$313,950
On‑premise subscription	21,750	24,394	30,293
Subscription revenue	543,019	455,007	344,243
Professional services	16,325	19,025	16,122
Perpetual licenses	1,227	4,744	6,023
Non‑subscription revenue	17,552	23,769	22,145
Total revenue	$560,571	$478,776	$366,388
Contract Balances
The timing of revenue recognition may not align with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment regardless of whether revenue has been recognized. For multiyear agreements, the Company will either invoice the customer in full at the inception of the contract or in installments (generally annually at the beginning of each renewal period). If revenue has not yet been recognized, then a contract liability (deferred revenue) is also recorded. Deferred revenue classified as current in the consolidated balance sheets is expected to be recognized as revenue within one year. Non-current deferred revenue will generally be fully recognized within five years. If revenue is recognized in advance of the right to invoice, a contract asset is recorded. For the years ended December 31, 2023, 2022, and 2021, contract assets and the allowance for expected credit losses associated with contract assets were not material.

Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Balance, beginning of the period	$346,150	$282,128	$205,509
Acquisitions	3,230	1,014	5,200
Revenue earned	(281,536)	(222,964)	(160,002)
Deferral of revenue	307,689	287,608	231,421
Other (1)	(2,101)	(1,636)	—
Balance, end of the period	$373,432	$346,150	$282,128
(1) Includes contract assets netted against contract liabilities on a contract-by-contract basis.
There were no significant changes to our contract assets and liabilities during the years ended December 31, 2023, 2022, and 2021 outside of our sales activities.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts to be invoiced. As of December 31, 2023, the Company had $499.6 million of remaining performance obligations, with 71% expected to be recognized as revenue over the succeeding 12 months, and the remainder generally expected to be recognized over the three years thereafter.
Deferred Contract Costs
Sales commissions, as well as associated payroll taxes and retirement plan contributions (together, contract costs), that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the consolidated balance sheets when the period of benefit is determined to be greater than one year.
The Company has elected to apply the practical expedient to expense contract costs as incurred when the expected amortization period is one year or less. The judgments made in determining the amount of costs incurred include the portion of the commissions that are expensed in the current period versus the portion of the commissions that are recognized over the expected period of benefit, which often extends beyond the contract term as we generally do not pay commensurate commissions upon renewal of the service contracts. Contract costs are allocated to each performance obligation within the contract and amortized on a straight-line basis over the expected benefit period of the related performance obligations. Contract costs are amortized as a component of sales and marketing expenses in our consolidated statements of operations. We have determined that the expected period of benefit is generally five years based on evaluation of a number of factors, including customer attrition rates, weighted-average useful lives of our customer relationship and developed technology intangible assets, and market factors, including the overall competitive environment and technology life of competitors. Total amortization of contract costs for the years ended December 31, 2023, 2022, and 2021 was $21.5 million, $16.6 million, and $12.5 million, respectively.
The Company periodically reviews these deferred contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the years ended December 31, 2023, 2022, or 2021.

Concentrations of Risk
For each of the years ended December 31, 2023 and 2022, the Company had two distributors that each accounted for more than 10% of total revenue. Total receivables related to these distributors were $32.1 million and $29.3 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, these distributors accounted for 30% and 33%, respectively, of total receivables.
No single end customer accounted for more than 10% of total revenue for the years ended December 31, 2023 and 2022. No single end customer accounted for more than 10% of total receivables as of December 31, 2023 and 2022.
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
Research and development costs and software development costs
All research and development costs are expensed as incurred in accordance with ASC Topic 730, Research and Development. Software development costs required to be capitalized under ASC Topic 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC Topic 350-40, Internal-Use Software, were not material for the years ended December 31, 2023, 2022, and 2021, except for implementation costs associated with cloud computing arrangements as discussed above.
Advertising costs
Advertising costs are expensed as incurred and presented within sales and marketing in the consolidated statements of operations. Advertising costs were $26.2 million, $22.7 million, and $17.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Interest income (expense), net
For the year ended December 31, 2023, interest income from cash investments of $10.1 million was partially offset by interest expense from debt financing of $3.6 million. For the year ended December 31, 2022, interest expense from debt financing of $3.5 million was partially offset by interest income from cash investments of $3.0 million. For the year ended December 31, 2021, interest expense from debt financing was $2.5 million.
Strategic investments
In the third quarter of 2022, the Company executed a $2.0 million convertible promissory note with SwiftConnect. The note contains customary terms for an instrument of its type, including repayment or conversion upon certain future liquidity events. The note matures on July 29, 2024, and the Company intends to hold the note until maturity, unless it is otherwise repaid or converted pursuant to its terms. The investment is recorded at cost and included in other assets on the consolidated balance sheets. As of December 31, 2023 and 2022, the balance of the investment was $2.0 million. The Company evaluates its strategic investments quarterly for impairment. During the years ended December 31, 2023 and 2022, there were no changes in the carrying value of the Company’s strategic investments. All gains and losses on the Company’s strategic investments, whether realized or unrealized, are recognized in the consolidated statements of operations.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires companies to disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. This update also requires disclosure of disaggregated information related to income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis with the option to apply the guidance retrospectively. The Company is currently evaluating the effect the standard will have on its consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires disclosure of significant segment expenses regularly provided to the CODM.

Additionally, this update requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. All disclosure requirements in this standard are required for entities with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the effect the standard will have on its consolidated financial statements.
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
In addition, the contingent consideration associated with the Digita and cmdReporter acquisitions were measured and recorded at fair value on a recurring basis. The estimated fair value of the contingent payments associated with the Digita acquisition was determined using a Monte Carlo simulation model, which used Level 3 inputs, including assumptions about the probability of growth of subscription services and the related pricing of the services offered. Significant increases (decreases) in the probability of growth of subscription services as well as the related pricing of the services offered would have resulted in a higher (lower) fair value measurement. The Company made the final payment related to the Digita contingent consideration in the first quarter of 2023. The estimated fair value of the contingent payments associated with the cmdReporter acquisition was determined using projected contract wins, which used Level 3 inputs, including assumptions about the probability of closing contracts based on their current stage in the sales process. See Note 5 for more information.
The fair value of these financial instruments were as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$151,209	$—	$—	$151,209
Total cash equivalents	$151,209	$—	$—	$151,209

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$132,306	$—	$—	$132,306
Total cash equivalents	$132,306	$—	$—	$132,306

Liabilities
Contingent consideration:
Accrued liabilities	$—	$—	$6,206	$6,206
Total contingent consideration	$—	$—	$6,206	$6,206
The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above.
The following table provides a summary of the changes in contingent consideration, which is classified as Level 3:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Balance, beginning of period	$6,206	$10,100	$8,200
Additions	—	—	359
Total (gains) losses included in:
Net loss	—	694	6,037
Payments	(6,206)	(4,588)	(4,206)
Other	—	—	(290)
Balance, end of period	$—	$6,206	$10,100
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

	December 31, 2023		December 31, 2022
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$366,999	$319,283	$364,505	$308,504
As of December 31, 2023 and 2022, the difference between the net carrying value of the 2026 Notes and the principal amount of $373.8 million represents the unamortized debt issuance costs of $6.8 million and $9.2 million, respectively. See Note 9 for more information. The estimated fair value of the 2026 Notes, which is classified as Level 2, was determined based on quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.

Note 4. Equipment and leasehold improvements
Equipment and leasehold improvements were as follows:

	December 31,
	2023	2022
	(in thousands)
Computers	$19,494	$18,191
Software	2,352	2,168
Furniture/fixtures	4,934	5,162
Leasehold improvements	13,658	13,769
Capital in progress	2,063	1,558
Equipment and leasehold improvements, gross	42,501	40,848
Less: accumulated depreciation	(27,317)	(21,427)
Equipment and leasehold improvements, net	$15,184	$19,421
Depreciation expense was $7.4 million, $6.7 million, and $5.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Note 5. Acquisitions
dataJAR
On July 13, 2023, the Company completed its acquisition of dataJAR, a UK-based leading MSP focused on providing powerful Apple and Jamf services for businesses and educational organizations. dataJAR’s proprietary software provides a single pane of glass for Jamf MSP partners that assist in managing multiple organizations’ deployments, reducing support tickets, and allowing partners to more seamlessly manage devices. We believe this acquisition will help Jamf partner more closely with its MSP partners and expand the reach of its leading Apple-first and Apple-best management and security platform.
Under the terms of the dataJAR Purchase Agreement, the Company acquired 100% of the equity interest in dataJAR for total purchase consideration of £19.3 million (or approximately $25.1 million using the exchange rate on July 13, 2023), which included (i) £16.6 million (or approximately $21.6 million using the exchange rate on July 13, 2023) paid upon closing, (ii) £0.2 million (or approximately $0.3 million using the exchange rate on July 13, 2023) in cash as partial security for post-closing true-up adjustments, and (iii) £2.5 million (or approximately $3.2 million using the exchange rate on July 13, 2023) in cash as partial security for post-closing indemnification claims to be released 12 months from the closing date. The cash consideration paid upon closing was funded by the Company’s cash on hand. The amount held back as partial security for post-closing true-up adjustments was released in the fourth quarter of 2023.
In addition, the terms of the dataJAR Purchase Agreement provide for additional future payments to the sellers in the amount of up to £6.5 million (or approximately $8.4 million using the exchange rate on July 13, 2023) if certain key employees continue their employment with the Company through July 13, 2024. This expense is recognized on a straight-line basis over the requisite service period in general and administrative expenses in the consolidated statement of operations. The Company recognized expense of $3.7 million related to this agreement during the year ended December 31, 2023.
Acquisition-related expenses of $1.5 million for the year ended December 31, 2023 were expensed as incurred. These expenses were recognized as acquisition costs in general and administrative expenses in the consolidated statement of operations.

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
Under the terms of the ZecOps Merger Agreement, the Company acquired 100% of the equity interest in ZecOps for total purchase consideration of $44.5 million. The total purchase consideration included cash consideration of $28.4 million, equity consideration of $15.1 million (based on the closing price of the Company’s common stock on November 16, 2022), and repayment of the $1.0 million SAFE investment in ZecOps the Company entered into in the third quarter of 2022. The cash consideration included (i) $0.3 million in cash held back in an escrow fund as partial security for post-closing true-up adjustments and (ii) $7.2 million in cash held back in an escrow fund as partial security for post-closing indemnification claims with (A) 50% of the then existing escrowed amount to be released 18 months following the closing date and (B) the remaining escrowed amount to be released on March 1, 2025. The cash consideration was funded by the Company’s cash on hand. The amount held back in an escrow fund as partial security for post-closing true-up adjustments was released in the second quarter of 2023. The equity consideration consisted of up to 711,111 shares of the Company’s common stock, based on (i) the deemed total equity consideration value under the ZecOps Merger Agreement of $19.2 million divided by (ii) the agreed upon floor of the Company’s stock price of $27.00 per share. On the closing date, 710,691 shares of the equity consideration were issued to applicable ZecOps equityholders, and 420 shares were issued into a reserve account, subject to the completion of customary shareholder certifications. The reserved shares were subsequently released in January 2023. In the first quarter of 2023, the Company recorded an immaterial measurement period adjustment.
Acquisition-related expenses of $2.4 million for the year ended December 31, 2022 were expensed as incurred. These expenses were recognized as acquisition costs in general and administrative expenses in the consolidated statement of operations.
During the fourth quarter of 2023, the Company finalized its purchase accounting for the ZecOps acquisition. The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed and reflects all measurement period adjustments (in thousands):

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
Other
During the first quarter of 2022, the Company completed two acquisitions to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our consolidated financial statements. The combined purchase price for these acquisitions was $4.0 million, which was paid with cash on hand. The purchase price was allocated to the assets acquired based on their estimated fair values as of the date of each acquisition. The allocation included $0.9 million to developed technology with an estimated useful life of 5.0 years and $0.1 million to other assets, with the remaining $3.0 million allocated to goodwill. The goodwill is not deductible for income tax purposes. Acquisition-related expenses of $0.4 million for the year ended December 31, 2022 were expensed as incurred. These expenses were recognized as acquisition costs in general and administrative expenses in the consolidated statement of operations.
Wandera
On July 1, 2021, the Company completed its acquisition of Wandera. Wandera is a leader in zero trust cloud security and access for mobile devices. As an Apple-first provider of unified cloud security, Wandera expanded the Company’s security offering for the enterprise.
Under the terms of the Wandera Merger Agreement, the Company acquired 100% of the voting equity interest in Wandera and paid total cash consideration of $409.3 million. The total consideration consisted of an initial payment of $359.3 million at close and deferred consideration of $50.0 million that was paid in $25.0 million increments on October 1, 2021 and December 15, 2021. The initial payment of $359.3 million included $0.7 million held back as partial security for post-closing true-up adjustments as well as indemnification claims made within one year of the acquisition date. The amount held back was released in the fourth quarter of 2021. The acquisition was initially financed with cash on hand and borrowings under the 2021 Term Loan Facility. In the fourth quarter of 2021, the Company recorded an immaterial measurement period adjustment.
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
The weighted-average useful life of the intangible assets acquired was 7.8 years.
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
The following unaudited pro forma information presents the combined results of Jamf and Wandera assuming the acquisition was completed on January 1, 2020. As required by ASC 805, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined companies would have been had the acquisition occurred at the beginning of the period presented, nor are they indicative of future results of operations. The pro forma results below have been adjusted for the amortization of acquired intangibles, reduction of deferred revenue, deferred commissions, stock-based compensation expense, and additional interest expense. The pro forma results have also been adjusted to exclude the impact of $6.3 million of acquisition-related costs (pre-tax) incurred by the Company that are directly attributable to the transaction. The adjustments do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition.
Pro forma consolidated revenue and net loss for the year ended December 31, 2021 were as follows (in thousands):

Revenue	$377,996
Net loss	(83,383)
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
Digita
In 2019, the Company recorded contingent consideration with an estimated fair value of $9.0 million as of the date of acquisition in connection with its purchase of the outstanding membership interests of Digita. The maximum contingent consideration was $15.0 million if the acquired business achieved certain revenue milestones by December 31, 2022. The acquired business achieved the minimum revenue milestones, which resulted in the Company making cash payments of $6.2 million, $4.6 million, and $4.2 million in 2023, 2022, and 2021, respectively, to the former owners of the acquired business. See Note 3 for more information on the fair value of the contingent consideration.

Note 6. Goodwill and other intangible assets
The change in the carrying amount of goodwill was as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Goodwill, beginning of period	$856,925	$845,734	$541,480
Goodwill acquired	17,550	38,133	311,203
Measurement period adjustments	339	—	(477)
Foreign currency translation adjustment	12,307	(26,942)	(6,472)
Goodwill, end of period	$887,121	$856,925	$845,734
The gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,700	$26,630	$(35)	$8,035	1.8 years
Customer relationships	5 ‑ 12 years	257,308	119,396	(1,781)	136,131	6.2 years
Developed technology	5 - 6.5 years	84,647	36,235	(5,148)	43,264	3.9 years
Non‑competes	2.5 - 3 years	3,099	2,267	(172)	660	1.8 years
Order backlog	2.5 years	3,800	3,800	(199)	(199)	0.0 years
Total intangible assets		$383,554	$188,328	$(7,335)	$187,891

	December 31, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,700	$22,209	$(42)	$12,449	2.8 years
Customer relationships	2 ‑ 12 years	252,308	97,113	(2,509)	152,686	7.2 years
Developed technology	5 - 6.5 years	124,647	67,063	(7,076)	50,508	4.7 years
Non‑competes	2 - 3 years	3,099	1,118	(183)	1,798	2.3 years
Order backlog	2.5 years	3,800	2,280	(217)	1,303	1.0 year
Total intangible assets		$418,554	$189,783	$(10,027)	$218,744
Amortization expense was $42.9 million, $48.2 million, and $41.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Future estimated amortization expense as of December 31, 2023 is as follows (in thousands):

Years ending December 31:
2024	$38,391
2025	37,590
2026	32,893
2027	31,516
2028	21,523
Thereafter	25,978
Total amortization expense	$187,891

There were no impairments to goodwill or intangible assets during the years ended December 31, 2023, 2022, and 2021.
Note 7. Leases
The Company leases office facilities and vehicles under operating lease agreements that have initial terms ranging from 1 to 9 years. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to 10 years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants or residual value guarantees. The Company also leases office equipment under a finance lease agreement with a term of 4 years. The Company’s finance lease was not material to the consolidated financial statements as of December 31, 2023 or 2022.
Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	December 31, 2023	December 31, 2022
		(in thousands)
Assets
Operating lease assets	Other assets	$17,661	$23,828

Liabilities
Operating lease liabilities - current	Accrued liabilities	$5,766	$6,539
Operating lease liabilities - non-current	Other liabilities	16,320	21,895
Total operating lease liabilities		$22,086	$28,434
The weighted-average remaining term of the Company’s operating leases was 4.6 years and 5.2 years as of December 31, 2023 and 2022, respectively. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.2% and 3.9% as of December 31, 2023 and 2022, respectively.
The components of lease expense were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Operating lease cost	$6,932	$6,882	$5,935
Short-term lease cost	233	281	272
Variable lease cost	2,609	2,442	1,943
Total lease expense	$9,774	$9,605	$8,150
During the year ended December 31, 2023, we decided to exit and make available for sublease certain leased office spaces. As a result, we reassessed our asset groupings and evaluated the recoverability of our ROU and other lease related assets and determined that the carrying value was not fully recoverable. We recognized an impairment loss of $1.1 million related to these assets in the fourth quarter of 2023. The impairment loss was recognized in general and administrative expenses in the consolidated statement of operations.
Operating lease cost is recognized on a straight-line basis over the lease term. The Company leases certain office facilities with a related party, including the office space in Eau Claire, Wisconsin. Operating lease cost with related parties was $1.1 million for each of the years ended December 31, 2023, 2022, and 2021.
For the years ended December 31, 2023, 2022, and 2021, operating cash flows included $7.6 million, $6.4 million, and $5.9 million, respectively, of cash paid for operating lease liabilities.

Maturities of the Company’s operating lease liabilities as of December 31, 2023 were as follows:

Operating Leases
(in thousands)
Years ending December 31:
2024	$6,554
2025	4,895
2026	4,792
2027	2,751
2028	2,453
Thereafter	2,888
Total lease payments	24,333
Less: imputed interest	2,247
Total present value of lease liabilities	$22,086
Note 8. Commitments and contingencies
Hosting Services and Other Support Software Agreements
The Company has various contractual agreements for hosting services and other support software. The below table reflects the minimum payments under these agreements as of December 31, 2023 (in thousands):

Years ending December 31:
2024	$42,017
2025	22,131
2026	1,510
2027	1,126
2028	—
Thereafter	—
$66,784
As of December 31, 2023, the Company also has a variable obligation of $17.5 million over the term of a three-year contract for third-party hosting services. The Company entered into this contract in May 2022. The variable obligation is not reflected in the table above.
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
From time to time, the Company may be subject to various claims, charges, and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company had no material liabilities for contingencies as of December 31, 2023 or 2022.

Note 9. Debt
The following table summarizes the balances and availability of our 2026 Notes and 2020 Revolving Credit Facility:

	Outstanding (1)		Unutilized Amount		Interest Rate				Maturity Date
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023		December 31, 2022
	(in thousands)
2026 Notes	$366,999	$364,505	N/A	N/A	0.125%		0.125%		Sept. 1, 2026
2020 Revolving Credit Facility	1,037	1,037	$148,963	$148,963	1.25%	(2)	1.25%	(2)	July 27, 2025
(1) Represents the net carrying amount of our 2026 Notes and outstanding letters of credit under the 2020 Revolving Credit Facility.
(2) Represents the rate on the outstanding letters of credit under the 2020 Revolving Credit Facility. See further discussion on the interest rate applicable to borrowings under the 2020 Revolving Credit Facility below.
Convertible Senior Notes
On September 17, 2021, the Company issued $373.8 million aggregate principal amount of 0.125% 2026 Notes in a private offering. The 2026 Notes were issued pursuant to the 2026 Notes Indenture, dated September 17, 2021, among the Company, JAMF Software, LLC, as subsidiary guarantor, and U.S. Bank National Association, as trustee. The 2026 Notes are general senior, unsecured obligations of the Company and mature on September 1, 2026, unless earlier converted, redeemed, or repurchased. The 2026 Notes bear interest at a rate of 0.125% per year, payable semiannually in arrears on March 1st and September 1st of each year, beginning on March 1, 2022. The Company recorded the principal amount of the 2026 Notes, net of issuance costs, as a liability in the consolidated balance sheets.
The Company’s net proceeds from the offering were approximately $361.4 million after deducting the initial purchasers’ discounts and commissions and the offering expenses paid by the Company. The Company used (i) approximately $250.0 million of the net proceeds from the offering of the 2026 Notes to repay the Company’s 2021 Term Loan Facility and to pay any associated prepayment penalties and accrued and unpaid interest to the date of repayment and (ii) approximately $36.0 million of the net proceeds from the offering of the 2026 Notes to fund the cost of entering into the Capped Calls and used the remainder of the net proceeds for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions.
The 2026 Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price (as defined in the 2026 Notes Indenture) per $1,000 principal amount of the 2026 Notes for each trading day during the five business day period after any ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2026 Notes on each such trading day; (3) if the Company calls such 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; and (4) upon the occurrence of specified corporate events as set forth in the 2026 Notes Indenture. On or after March 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date (September 1, 2026), holders of the 2026 Notes may convert all or any portion of their 2026 Notes at any time, regardless of the foregoing conditions. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2026 Notes Indenture. As of December 31, 2023, the conditions allowing holders of the 2026 Notes to convert were not met.
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

The following table sets forth the interest expense related to the 2026 Notes for the periods presented:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Contractual interest expense	$467	$467	$135
Amortization of issuance costs	2,494	2,474	711
In 2021, the Company recorded debt issuance costs of $12.4 million related to the issuance of the 2026 Notes as a reduction to the liability in the consolidated balance sheet. Debt issuance costs are amortized to interest expense over the term of the 2026 Notes using the effective interest rate method. The effective interest rate on the 2026 Notes was 0.81% for the years ended December 31, 2023, 2022, and 2021.
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

Credit Agreement
The 2020 Credit Agreement provides for the 2020 Revolving Credit Facility of $150.0 million, which may be increased or decreased under specific circumstances, with a $25.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the 2020 Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. The 2020 Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants, and events of default. We were in compliance with such covenants as of both December 31, 2023 and 2022.
In connection with the closing of the Wandera acquisition on July 1, 2021, the Company entered into the Credit Agreement Amendment No. 1, which amended the Company’s 2020 Credit Agreement. The Credit Agreement Amendment No. 1 provided for the 2021 Term Loan Facility, a 364-day term loan facility in an aggregate principal amount of $250.0 million on substantially the same terms and conditions as the Company’s existing 2020 Revolving Credit Facility. The Company repaid the principal amount of the 2021 Term Loan Facility on September 23, 2021 with proceeds from the issuance and sale of the 2026 Notes. The Company accounted for this transaction as a debt extinguishment.
Effective April 7, 2023, we entered into the Credit Agreement Amendment No. 2, which amends certain provisions of the 2020 Credit Agreement. The Credit Agreement Amendment No. 2 updated the benchmark interest rate provisions to replace the LIBO Rate with the Adjusted Term SOFR for purposes of calculating interest for U.S. dollar-denominated borrowings under the terms of the 2020 Credit Agreement. Except as amended by the Credit Agreement Amendment No 2., the remaining terms of the 2020 Credit Agreement remain in full force and effect. The interest rates applicable to revolving borrowings under the 2020 Credit Agreement are, at the Company’s option, either (i) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, and (c) the Adjusted Term SOFR Rate (subject to a floor) for a one month interest period (each term as defined in the 2020 Credit Agreement) plus 1.00%, (ii) the Adjusted Term SOFR Rate (subject to a floor) equal to the Term SOFR Rate for the applicable interest period plus 0.10%, or (iii) the Adjusted LIBO Rate (subject to a floor) equal to the LIBO Rate for the applicable interest period multiplied by the Statutory Reserve Rate, plus in the case of each of clauses (i), (ii), and (iii), the Applicable Rate (each term as defined in the 2020 Credit Agreement). The Applicable Rate (i) for base rate loans range from 0.25% to 1.00% per annum and (ii) for LIBO Rate and Term SOFR Rate loans range from 1.25% to 2.00% per annum, in each case, based on the Senior Secured Net Leverage Ratio (each term as defined in the 2020 Credit Agreement). Base rate borrowings may only be made in dollars. The Company pays a commitment fee during the term of the 2020 Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio.
Note 10. Stock-based compensation
The Company’s equity incentive plans provide for granting various stock-based awards to eligible employees, non-employee directors, and consultants of the Company. In addition, the Company offers an employee stock purchase plan to eligible employees.
The Company recognized stock-based compensation expense for all equity arrangements as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$10,229	$8,854	$3,755
Services	1,386	1,299	594
Sales and marketing	33,127	33,559	10,938
Research and development	23,719	24,392	10,512
General and administrative	32,539	41,066	10,006
	$101,000	$109,170	$35,805
The tax benefit related to stock-based compensation was not material for the year ended December 31, 2023. The Company recognized a tax benefit related to stock-based compensation of $10.1 million and $12.8 million for the years ended December 31, 2022 and 2021, respectively.

Equity Incentive Plans
On July 21, 2020, the Company adopted the 2020 Plan. The 2020 Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other stock-based awards, and (vi) other cash-based awards to eligible employees, non-employee directors, and consultants of the Company. We initially reserved 14,800,000 shares of our common stock for issuance under the 2020 Plan. The total number of shares reserved for issuance under the 2020 Plan increases on January 1st of each of the first 10 calendar years during the term of the 2020 Plan by the lesser of: (i) a number of shares of our common stock equal to 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year or (ii) a number of shares of our common stock as determined by our Board. The maximum number of shares of common stock available for issuance under the 2020 Plan was 29,183,546 shares as of January 1, 2023. As of December 31, 2023, 13,716,641 shares of common stock are reserved for additional grants under the 2020 Plan.
The 2017 Option Plan became effective November 13, 2017 upon the approval of the Board and, prior to the adoption of the 2020 Plan, served as the umbrella plan for the Company’s stock-based and cash-based incentive compensation program for its officers and other eligible employees. The aggregate number of shares of common stock that may be issued under the 2017 Option Plan may not exceed 8,470,000 shares. As of December 31, 2023, 128,928 shares of common stock are reserved for additional grants under the 2017 Option Plan. All stock options previously granted by the Company were at an exercise price at or above the estimated fair market value of the Company’s common stock as of the grant date.
Return Target Options
The table below summarizes return target option activity for the year ended December 31, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	3,272,920	$6.75	5.8	$47,623
Granted	—	—
Exercised	(678,298)	7.26		9,276
Forfeitures	—	—
Outstanding, December 31, 2023	2,594,622	$6.61	4.3	$29,697
Options exercisable at December 31, 2023	2,594,622	$6.61	4.3	$29,697
Vested or expected to vest at December 31, 2023	2,594,622	$6.61	4.3	$29,697
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the optionholders had all optionholders exercised their options on the last day of the period. No return target options were granted during the years ended December 31, 2023, 2022, and 2021. The return target options outstanding on June 27, 2022 were modified such that these options were deemed fully vested as of June 30, 2022. During the three months ended June 30, 2022, with the filing of a Form S-3 “shelf” registration statement, the market condition and the implied performance obligation were deemed to be satisfied and the Company recognized $33.0 million of stock-based compensation expense. The fair value of the awards immediately before the modification was higher than the fair value immediately after the modification and therefore no incremental compensation cost was recognized. There is no remaining unrecognized compensation expense related to these return target options as of December 31, 2023. The total fair value of return target options vested during the year ended December 31, 2022 was $33.0 million. The aggregate intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $9.3 million and $7.9 million for the years ended December 31, 2023 and 2022, respectively. No return target options vested or were exercised during the year ended December 31, 2021. The Company issues new shares when return target options are exercised. All awards expire after 10 years.

Service-Based Options
The table below summarizes the service-based option activity for the year ended December 31, 2023:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	1,215,822	$5.70	5.1	$18,968
Granted	—	—
Exercised	(166,937)	6.68		2,192
Forfeitures	—	—
Outstanding, December 31, 2023	1,048,885	$5.54	3.2	$13,129
Options exercisable at December 31, 2023	1,048,885	$5.54	3.2	$13,129
Vested or expected to vest at December 31, 2023	1,048,885	$5.54	3.2	$13,129
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
No service-based options were granted during the years ended December 31, 2023, 2022, and 2021. The aggregate intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $2.2 million, $11.2 million, and $54.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. The total fair value of service-based options vested during the years ended December 31, 2023, 2022, and 2021 was $0.4 million, $0.7 million, and $2.6 million, respectively. There is no remaining unrecognized compensation expense related to service-based options as of December 31, 2023.
Restricted Stock Units
RSU activity for the year ended December 31, 2023 was as follows:

	Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding, December 31, 2022	8,417,357	$29.61
Granted	5,478,078	19.45
Vested	(2,489,574)	29.72
Forfeited	(854,182)	27.91
Outstanding, December 31, 2023	10,551,679	$24.49
RSUs under the 2020 Plan generally vest ratably on an annual basis over four years. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2023, 2022, and 2021 was $19.45, $27.50, and $32.51, respectively. There was $202.5 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.5 years as of December 31, 2023. The total fair value of RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $74.0 million, $60.4 million, and $16.2 million, respectively.
In connection with the Company’s former CEO Dean Hager’s Transition and Retirement Agreement, dated May 2, 2023, and his retirement effective September 1, 2023, the Company recognized incremental stock-based compensation expense related to the modification of vested stock options and acceleration of expense of unvested RSUs through the retirement date of $10.0 million during the year ended December 31, 2023.

Long-Term Incentive Plan
In 2018, the Company established an LTIP which provided for cash compensation to certain employees upon achievement of the same conditions of the Company’s return target options. In 2021, the Company offered employees with LTIP grants the opportunity to convert those awards into RSUs under the 2020 Plan. Upon conversion, 50% of the RSUs vested immediately and the remaining 50% vested on the one year anniversary of the grant date, provided the employee remained continuously employed by the Company through the vesting date. All employees elected to convert their outstanding LTIP grants into RSUs, resulting in grants totaling 413,234 shares.
The conversion of the previously outstanding LTIP grants into RSUs resulted in the recognition of $4.5 million and $9.8 million of stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively. The expense on the unvested RSUs was recognized on a straight-line basis over the vesting period.
Employee Stock Purchase Plan
On May 25, 2021, the Company adopted the 2021 ESPP. The 2021 ESPP provides for six-month offering periods beginning approximately May 1st and November 1st of each fiscal year and provides eligible employees the opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions at a 15% discount. On each purchase date, the purchase price of the shares is the lesser of (i) 85% of the fair market value of the Company’s common stock on the first day of trading of the offering period or (ii) 85% of the fair market value of the Company’s common stock on the last day of trading of the offering period. Payroll deductions are limited to 15% of an employee’s eligible compensation. The number of shares an employee may purchase during any offering period is limited to an aggregate value of $25,000 per calendar year based on the stock price on the first day of trading of the offering period. As of December 31, 2023 and 2022, the Company withheld, at the employees’ request, $1.0 million and $1.1 million, respectively, of eligible employee compensation, which is included in accrued liabilities in the consolidated balance sheets, for purchases of common stock under the 2021 ESPP.
As of December 31, 2023, 4,697,650 shares of common stock were reserved for future issuance under the 2021 ESPP. The total number of shares reserved for issuance under the 2021 ESPP increases on January 1st of each of the first 10 calendar years after the first offering date by a number of shares of our common stock equal to 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year. The aggregate number of shares issued over the term of the 2021 ESPP will not exceed 16,000,000 shares.
ESPP activity for the years ended December 31, 2023 and 2022 was as follows:

	Years Ended December 31,
	2023	2022
Shares issued	433,121	295,189
Weighted-average purchase price	$14.34	$22.80
Total proceeds (in thousands)	$6,077	$6,840
No shares of common stock were issued under the 2021 ESPP during the year ended December 31, 2021.
The grant date fair value of shares issued under the 2021 ESPP equals the sum of (i) 15% of the Company’s quoted stock price on the first day of trading of the offering period and (ii) 85% of the fair market value of a stock option using the Black-Scholes option pricing model. The average grant date fair value for the offering periods under the 2021 ESPP that commenced in 2023, 2022, and 2021 were $4.63, $8.28, and $11.97 per share, respectively. The Company used the following assumptions in the Black-Scholes option pricing model:

	Years Ended December 31,
	2023	2022	2021
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	43.00% - 51.25%	60.05% - 64.90%	40.31%
Risk-free interest rate	5.14% - 5.51%	1.49% - 4.58%	0.06%
Expected dividend yield	—%	—%	—%
The expected term is based on the duration of the offering period. The expected volatility is based on the Company’s historical data. The risk-free interest rate is based on U.S. Treasury instruments with terms that are consistent with the offering period. The expected dividend yield is zero as we do not currently pay dividends and have no plans to pay dividends in the foreseeable future.
There was $0.6 million of unrecognized compensation expense related to the 2021 ESPP that is expected to be recognized over a period of four months as of December 31, 2023.
Note 11. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(110,086)	$(141,301)	$(75,189)
Denominator:
Weighted‑average shares used to compute net loss per share, basic and diluted	124,935,620	120,720,972	118,276,462
Basic and diluted net loss per share	$(0.88)	$(1.17)	$(0.64)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	As of December 31,
	2023	2022	2021
Stock options outstanding	3,643,507	4,488,742	5,330,930
Unvested restricted stock units	10,551,679	8,417,357	6,890,938
Shares related to the 2026 Notes	7,475,897	7,475,897	7,475,897
Shares committed under the 2021 ESPP	238,943	193,977	108,331
Total potentially dilutive securities	21,910,026	20,575,973	19,806,096
Note 12. Employee benefit plans
Employees located in the U.S. are generally eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to defer a percentage of their annual compensation as defined in the 401(k) Plan on a pre-tax or after-tax basis up to the maximum amount allowed by the Internal Revenue Service. The Company contributes an amount equal to 3 percent of each participant’s eligible compensation each pay period regardless of whether the participant makes elective deferrals. The Company made contributions to the 401(k) Plan of $6.5 million, $5.4 million, and $4.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Employees outside of the U.S. who are not covered by the 401(k) Plan may be covered by local defined contribution plans, which are subject to applicable laws and rules of the country where the plans are administered. The Company made contributions to defined contributions plans outside of the U.S. of $3.2 million, $2.5 million, and $1.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 13. Income taxes
The domestic and foreign components of loss before income tax (provision) benefit were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Domestic	$(80,480)	$(123,521)	$(71,537)
Foreign	(27,327)	(18,693)	(8,441)
Loss before income tax (provision) benefit	$(107,807)	$(142,214)	$(79,978)
The components of income tax (provision) benefit attributable to continuing operations were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Current:
Federal	$—	$6	$—
State	(456)	(154)	(217)
Foreign	(3,799)	(1,894)	(638)
Total current provision	(4,255)	(2,042)	(855)
Deferred:
Federal	(130)	268	487
State	80	170	1,145
Foreign	2,026	2,517	4,012
Total deferred benefit	1,976	2,955	5,644
Total income tax (provision) benefit	$(2,279)	$913	$4,789
The income tax (provision) benefit differs from the amount of income tax benefit determined by applying the statutory U.S. federal income tax rate to pretax loss due to the following:

	Years Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax benefit, net of federal tax effect	1.2	2.5	3.1
Permanent differences	(0.1)	0.1	—
Foreign rate differential	1.0	(0.6)	(0.5)
Remeasurement gain/loss	0.7	—	0.7
Tax credits	3.2	2.0	2.3
Valuation allowance	(19.8)	(21.5)	(24.4)
Stock-based compensation	(6.1)	(1.6)	12.2
Transaction costs	(0.2)	(0.4)	(0.8)
Deferred rate change	—	0.4	0.9
Section 162(m)	(1.4)	(1.9)	(9.4)
Foreign withholding taxes	(1.3)	(0.5)	—
Other	(0.3)	1.1	0.9
Effective tax rate	(2.1%)	0.6%	6.0%

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Accrued compensation	$3,582	$3,821
Deferred revenue	15,878	12,883
Section 174 capitalization	17,947	9,540
Stock-based compensation	18,949	14,960
Federal tax credits	11,739	8,949
Foreign withholding taxes	—	2,782
Net operating losses	54,052	50,794
State tax credits	2,901	2,495
Business interest limitation	9,398	10,054
Operating lease liabilities	3,607	4,347
2026 Notes	4,914	6,627
Other	2,713	3,842
Gross deferred tax assets	145,680	131,094
Valuation allowance	(85,256)	(63,541)
Total deferred tax assets	60,424	67,553
Deferred tax liabilities:
Deferred contract costs	(19,087)	(14,170)
Operating lease right-of-use assets	(2,017)	(3,520)
Intangibles and other	(43,571)	(50,578)
Other	(10)	(300)
Gross deferred tax liabilities	(64,685)	(68,568)
Net deferred tax liabilities	$(4,261)	$(1,015)
The components giving rise to the net deferred tax liabilities detailed above have been included in the consolidated balance sheets as follows:

	December 31,
	2023	2022
	(in thousands)
Non-current deferred tax assets (1)	$1,691	$4,490
Non-current deferred tax liabilities	(5,952)	(5,505)
Net deferred tax liabilities	$(4,261)	$(1,015)
(1) Included in other assets in the consolidated balance sheets.
As of December 31, 2023 and 2022, the Company established a valuation allowance against certain deferred tax assets in the U.S. and UK to reduce the total to an amount management believes are more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The valuation allowance increased by $21.7 million, $32.0 million, and $28.5 million during the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, the Company had a U.S. federal NOL carryforward of approximately $125.9 million, a foreign NOL carryforward of approximately $86.7 million, federal research and development credits of approximately $11.0 million, foreign tax credits of approximately $1.4 million primarily consisting of investment tax credit carryforwards, and foreign research and development credits of approximately $0.6 million. The Company also had state NOL carryforwards of approximately $93.4 million and state credits for research and development of approximately $4.1 million. Approximately $69.3 million of the federal NOL carryforwards will begin to expire in 2037. The remainder of the federal NOLs of $56.6 million and the foreign NOLs are carried forward indefinitely. The state NOL carryforwards began expiring in 2023 and are available to offset future taxable income or reduce taxes payable through 2043. The federal research and development credits, state research and development credits, and foreign tax credits will begin expiring in 2033, 2026, and 2023, respectively. The Company also had a foreign withholding tax carryforward of approximately $2.7 million.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Balance, January 1	$1,272	$1,003	$670
Additions based on tax positions related to the current year	312	230	161
Additions based on tax positions related to prior years	52	39	172
Balance, December 31	$1,636	$1,272	$1,003
Under the provision for uncertainty in income taxes, the total gross amount of unrecognized tax benefits as of December 31, 2023 and 2022 was approximately $1.8 million and $1.4 million, respectively. As of December 31, 2023 and 2022, the realization of unrecognized tax benefits was not expected to impact the effective rate due to a full valuation allowance on federal and state deferred taxes.
The Company files income tax returns in the U.S. federal jurisdiction, Minnesota, the UK, and various other state and foreign jurisdictions. With few exceptions, the Company is not subject to U.S. federal, foreign, state, and local income tax examinations by tax authorities for years before 2020. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, including past experience and complex judgements about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as additional income tax expense. The Company did not recognize material income tax expense related to interest and penalties during the years ended December 31, 2023, 2022, and 2021.
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
Note 14. Related party transactions
The Company made pledges to JNGF of $2.4 million, $1.1 million, and $1.2 million during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the Company accrued $2.7 million related to JNGF pledges, of which $1.5 million was included in accrued liabilities and $1.2 million was included in other liabilities in the consolidated balance sheet. As of December 31, 2022, the Company accrued $1.3 million related to JNGF pledges, which was included in accrued liabilities in the consolidated balance sheet. The Company has an ongoing lease agreement for office space in Eau Claire, Wisconsin with an entity in which a related party is a minority owner. See Note 7 for further discussion of this lease agreement. The Company may engage in transactions in the ordinary course of business with significant shareholders or other companies whose directors or officers may also serve as directors or officers for the Company. The Company carries out these transactions on customary terms.
Vista is a U.S.-based investment firm that controls the funds which previously owned a majority of the Company. In 2021, Vista sold a portion of its investment in the Company such that its funds no longer owned a majority of the Company. However, Vista is deemed a related party in accordance with ASC 850 as it continues to be a principal owner of the Company. There were no material transactions with Vista or its affiliates during the years ended December 31, 2023, 2022, and 2021.
Note 15. Condensed financial information (Parent Company only)
Jamf Holding Corp.
(Parent Company only)
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—
Investment in subsidiaries	717,547	701,338
Total assets	$717,547	$701,338

Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$—	$—
Total current liabilities	—	—
Other liabilities	—	—
Total liabilities	—	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at December 31, 2023 and 2022; 126,938,102 and 123,170,172 shares issued and outstanding at December 31, 2023 and 2022, respectively	126	123
Additional paid-in capital	1,162,993	1,049,875
Accumulated other comprehensive loss	(26,777)	(39,951)
Accumulated deficit	(418,795)	(308,709)
Total stockholders’ equity	717,547	701,338
Total liabilities and stockholders’ equity	$717,547	$701,338

Jamf Holding Corp.
(Parent Company only)
Condensed Statements of Operations
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Revenue	$—	$—	$—
Operating expenses	—	—	—
Loss from operations	—	—	—
Other income, net	—	—	—
Loss before income tax (provision) benefit and equity in net loss of subsidiaries	—	—	—
Income tax (provision) benefit	—	—	—
Equity in net loss of subsidiaries	(110,086)	(141,301)	(75,189)
Net loss	$(110,086)	$(141,301)	$(75,189)
Jamf Holding Corp.
(Parent Company only)
Condensed Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(110,086)	$(141,301)	$(75,189)
Other comprehensive income (loss):
Subsidiaries’ other comprehensive income (loss)	13,174	(32,085)	(7,866)
Total other comprehensive income (loss)	13,174	(32,085)	(7,866)
Comprehensive loss	$(96,912)	$(173,386)	$(83,055)
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
These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, Jamf Holding Corp.’s investment in subsidiaries is presented under the equity method of accounting. A condensed statement of cash flows was not presented because Jamf Holding Corp. has no material operating, investing, or financing cash flow activities for the years ended December 31, 2023, 2022, and 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, these parent-only statements should be read in conjunction with the accompanying notes to the consolidated financial statements.
Note 16. Subsequent events
On January 25, 2024, the Company announced a workforce reduction plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The workforce reduction plan is expected to impact approximately 6% of the Company’s full-time employees.

The Company currently estimates that it will incur charges of approximately $6.6 million to $8.2 million in connection with the workforce reduction plan, consisting of cash expenditures for notice period and severance payments, employee benefits, and related costs. The Company expects that the majority of the charges will be incurred in the first quarter of 2024 and that the execution of the workforce reduction plan will be substantially complete by the end of the second quarter of 2024, subject to local law and consultation requirements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a–15(f) of the Exchange Act. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The Company completed its acquisition of dataJAR on July 13, 2023. In accordance with guidance issued by the SEC, management excluded dataJAR from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. dataJAR represented approximately 2% and 4% of the Company’s consolidated total assets and net assets, respectively, as of December 31, 2023 and less than 1% of the Company’s consolidated total revenue and operating loss for the year ended December 31, 2023.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Remediation of Previously Reported Material Weakness
As previously disclosed in Item 4. of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, we were in the process of remediating a material weakness in internal control over financial reporting related to IT general controls for financial IT applications used by Wandera for revenue recognition as well as process-level automated and manual controls which were dependent upon IT general controls and data derived from impacted IT systems. Our management implemented new controls over the financial IT applications used by Wandera to remediate this material weakness. These controls included authorization of changes to financial IT applications and enhanced user access controls to ensure appropriate segregation of duties, as well as process-level controls which are dependent upon data from the impacted IT systems. During the quarter ended December 31, 2023, management completed testing the design and operational effectiveness of the corrective actions and determined the newly implemented controls were operating effectively and have been operating effectively for a sufficient period to conclude that the previously identified material weakness has been remediated.

Changes in Internal Control
Except for the remediation measures implemented in connection with the material weakness described above, there have been no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Insider Trading Arrangements
On November 14, 2023, Michelle Bucaria, the Company’s Chief People Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Bucaria’s trading plan provides for the potential sale of up to 58,453 shares of common stock, subject to certain conditions, from on or about March 1, 2024 through November 14, 2024.
On December 13, 2023, Ian Goodkind, the Company’s Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Goodkind’s trading plan provides for the potential sale of up to 75,627 shares of common stock, subject to certain conditions, from March 13, 2024 through December 13, 2024.
On November 14, 2023, Dean Hager, one of the Company’s directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Hager’s trading plan provides for the potential sale of up to 1,129,172 shares of common stock, subject to certain conditions, from on or about March 1, 2024 through November 15, 2024.
On May 15, 2023, Linh Lam, the Company's Chief Information Officer, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Lam’s 10b5-1 Plan was adopted on May 27, 2022 and provided for the potential sale of up to 19,139 shares of common stock through August 26, 2023. Following the termination of the previous trading plan on May 15, 2023, Ms. Lam also entered into a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Lam’s May 2023 trading plan provides for the potential sale of up to 55,973 shares of common stock from on or about August 11, 2023 through May 16, 2024.
On September 8, 2023, Vina Leite, one of the Company’s directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Leite’s trading plan provides for the potential sale of up to 14,681 shares of common stock, subject to certain conditions, from on or about December 8, 2023 through September 8, 2024.
On November 28, 2023, Jeff Lendino, the Company’s Chief Legal Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Lendino’s trading plan provides for the potential sale of up to 64,034 shares of common stock, subject to certain conditions, from on or about March 1, 2024 through November 28, 2024.
On August 11, 2023, John Strosahl, the Company’s Chief Executive Officer and one of the Company’s directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Strosahl’s trading plan provides for the potential sale of up to 444,722 shares of common stock, subject to certain conditions, from on or about November 13, 2023 through August 11, 2024.

On September 14, 2023, Jason Wudi, the Company’s Chief Innovation Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Wudi’s trading plan provides for the potential sale of up to 96,264 shares of common stock, subject to certain conditions, from on or about December 14, 2023 through September 14, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated in this report by reference.
Code of Ethics
We adopted a Code of Ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. Our Code of Ethics is available on our website at ir.jamf.com under “Corporate Responsibility.” We intend to disclose any amendments to our Code of Ethics, or any waivers of its requirements, on our website.
Item 11. Executive Compensation
The information required by this item will be set forth in the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated in this report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, including Securities Authorized for Issuance Under Equity Compensation Plans, will be set forth in the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated in this report by reference.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated in this report by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated in this report by reference.

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

10.16
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

10.17	Form of Capped Call Confirmation (incorporated by reference to our Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2021).

10.18+	Jamf Holding Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on March 1, 2022).

10.19
Amendment No. 2, dated March 30, 2023, by and among JAMF Holdings, Inc., as borrower, Juno Intermediate, Inc., as a guarantor, Juno Parent, LLC, as a guarantor, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 11, 2023).

10.20+
Amended and Restated Letter Agreement, dated May 2, 2023, between JAMF Holdings, Inc. and John Strosahl (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 4, 2023).

10.21+
Transition and Retirement Agreement, dated May 2, 2023, between JAMF Holdings, Inc. and Dean Hager (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 4, 2023).

10.22+
Jamf Holding Corp. Annual Cash Incentive Plan (Jamf Holding Corp. Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on August 8, 2023).

21.1	List of subsidiaries of Jamf Holding Corp.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

97	Jamf Holding Corp. Clawback Policy (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 2, 2023).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

JAMF HOLDING CORP. (Registrant)

Date: February 27, 2024	By:	/s/ Ian Goodkind
Ian Goodkind Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2024	By:	/s/ John Strosahl
John Strosahl Chief Executive Officer and Director (Principal Executive Officer)

Date: February 27, 2024	By:	/s/ Ian Goodkind
Ian Goodkind Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 27, 2024	By:	/s/ David Breach
David Breach Director

Date: February 27, 2024	By:	/s/ Andre Durand
Andre Durand Director

Date: February 27, 2024	By:	/s/ Michael Fosnaugh
Michael Fosnaugh Director

Date: February 27, 2024	By:	/s/ Virginia Gambale
Virginia Gambale Director

Date: February 27, 2024	By:	/s/ Charles Guan
Charles Guan Director

Date: February 27, 2024	By:	/s/ Dean Hager
Dean Hager Director

Date: February 27, 2024	By:	/s/ Kevin Klausmeyer
Kevin Klausmeyer Director

Date: February 27, 2024	By:	/s/ Vina Leite
Vina Leite Director

Date: February 27, 2024	By:	/s/ Christina Lema
Christina Lema Director

Date: February 27, 2024	By:	/s/ Martin Taylor
Martin Taylor Director