Form 10-Q
period 2024-03-31
Jamf Holding Corp.
filed 2024-05-08
CIK 1721947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 23, 2024, the registrant had 128,453,722 shares of common stock, $0.001 par value, outstanding.

JAMF HOLDING CORP.

GLOSSARY
We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q. These terms are defined below. Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company,” “we,” “us,” or “our.”

Term	Definition
2017 Option Plan	2017 Stock Option Plan
2020 Credit Agreement	Credit agreement dated July 27, 2020, as amended, supplemented, or modified
2020 Plan	Jamf Holding Corp. Omnibus Incentive Plan
2020 Revolving Credit Facility	Revolving credit facility available under the 2020 Credit Agreement
2021 ESPP	Jamf Holding Corp. 2021 Employee Stock Purchase Plan
2024 Credit Agreement	Credit agreement dated May 3, 2024
2024 Revolving Credit Facility	Revolving credit facility available under the 2024 Credit Agreement
2026 Notes	Convertible Senior Notes due 2026
ARR	Annual Recurring Revenue
AWS	Amazon Web Services
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 850	ASC Topic 850, Related Party Disclosures
ASU	Accounting Standards Update
CEO	Chief executive officer
CODM	Chief operating decision maker
Current Period ARR	ARR from the same cohort of customers used to calculate Prior Period ARR as of the current period end
dataJAR	Data Jar Ltd.
dataJAR Purchase Agreement	Share Purchase Agreement, dated as of July 13, 2023, entered into in connection with the acquisition of dataJAR
Digita	Digita Security LLC
EUR	Euro
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. generally accepted accounting principles
GBP	British pound sterling
IT	Information technology
JNGF	Jamf Nation Global Foundation
MSP	Managed services provider
Prior Period ARR	ARR from the cohort of all customers as of 12 months prior to period end
RSU	Restricted stock unit
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
SMBs	Small-to-medium-sized businesses
UK	United Kingdom
U.S.	United States
Vista	Vista Equity Partners, LLC and its affiliates

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements
JAMF HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$224,497	$243,576
Trade accounts receivable, net of allowances of $387 and $444 at March 31, 2024 and December 31, 2023, respectively	95,484	108,240
Deferred contract costs	24,514	23,508
Prepaid expenses	21,314	14,255
Other current assets	20,913	13,055
Total current assets	386,722	402,634
Equipment and leasehold improvements, net	14,858	15,184
Goodwill	885,041	887,121
Other intangible assets, net	177,253	187,891
Deferred contract costs, non-current	54,040	53,070
Other assets	45,838	43,752
Total assets	$1,563,752	$1,589,652
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,388	$25,909
Accrued liabilities	70,533	77,447
Income taxes payable	1,346	1,248
Deferred revenue	311,698	317,546
Total current liabilities	403,965	422,150
Deferred revenue, non-current	52,805	55,886
Deferred tax liability, net	5,515	5,952
Convertible senior notes, net	367,626	366,999
Other liabilities	17,771	21,118
Total liabilities	847,682	872,105
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at March 31, 2024 and December 31, 2023; 128,333,366 and 126,938,102 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	126	126
Additional paid‑in capital	1,183,852	1,162,993
Accumulated other comprehensive loss	(28,589)	(26,777)
Accumulated deficit	(439,319)	(418,795)
Total stockholders’ equity	716,070	717,547
Total liabilities and stockholders’ equity	$1,563,752	$1,589,652
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription	$148,353	$127,230
Services	3,706	4,384
License	64	598
Total revenue	152,123	132,212
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	28,010	23,159
Cost of services (exclusive of amortization expense shown below)	3,770	3,292
Amortization expense	3,312	3,296
Total cost of revenue	35,092	29,747
Gross profit	117,031	102,465
Operating expenses:
Sales and marketing	64,782	60,208
Research and development	34,262	32,072
General and administrative	32,198	28,436
Amortization expense	6,898	7,241
Total operating expenses	138,140	127,957
Loss from operations	(21,109)	(25,492)
Interest income, net	2,040	1,285
Foreign currency transaction (loss) gain	(412)	604
Loss before income tax provision	(19,481)	(23,603)
Income tax provision	(1,043)	(597)
Net loss	$(20,524)	$(24,200)
Net loss per share, basic and diluted	$(0.16)	$(0.20)
Weighted‑average shares used to compute net loss per share, basic and diluted	127,292,097	123,422,066
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(20,524)	$(24,200)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,812)	6,047
Total other comprehensive (loss) income	(1,812)	6,047
Comprehensive loss	$(22,336)	$(18,153)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount

Three Months Ended March 31, 2024:

Balance, December 31, 2023	126,938,102	$126	$1,162,993	$(26,777)	$(418,795)	$717,547
Exercise of stock options	47,583	—	280	—	—	280
Vesting of restricted stock units	1,347,681	—	—	—	—	—
Stock-based compensation	—	—	20,579	—	—	20,579
Foreign currency translation adjustments	—	—	—	(1,812)	—	(1,812)
Net loss	—	—	—	—	(20,524)	(20,524)
Balance, March 31, 2024	128,333,366	$126	$1,183,852	$(28,589)	$(439,319)	$716,070

Three Months Ended March 31, 2023:

Balance, December 31, 2022	123,170,172	$123	$1,049,875	$(39,951)	$(308,709)	$701,338
Exercise of stock options	367,171	—	2,723	—	—	2,723
Vesting of restricted stock units	370,146	1	—	—	—	1
Stock-based compensation	—	—	19,550	—	—	19,550
Foreign currency translation adjustments	—	—	—	6,047	—	6,047
Net loss	—	—	—	—	(24,200)	(24,200)
Balance, March 31, 2023	123,907,489	$124	$1,072,148	$(33,904)	$(332,909)	$705,459
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(20,524)	$(24,200)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	11,990	12,424
Amortization of deferred contract costs	6,325	4,774
Amortization of debt issuance costs	689	684
Non-cash lease expense	1,450	1,493
Provision for credit losses and returns	(24)	14
Stock-based compensation	20,579	19,550
Deferred tax benefit	(267)	(27)
Other	(26)	(677)
Changes in operating assets and liabilities:
Trade accounts receivable	12,696	3,915
Prepaid expenses and other assets	(15,472)	(8,936)
Deferred contract costs	(8,334)	(8,145)
Accounts payable	(5,677)	(575)
Accrued liabilities	(10,602)	(19,765)
Income taxes payable	119	65
Deferred revenue	(8,885)	(5,394)
Other liabilities	59	—
Net cash used in operating activities	(15,904)	(24,800)
Investing activities
Purchases of equipment and leasehold improvements	(1,755)	(1,121)
Purchase of investments	(1,500)	(750)
Other	25	14
Net cash used in investing activities	(3,230)	(1,857)
Financing activities
Cash paid for contingent consideration	—	(206)
Proceeds from the exercise of stock options	280	2,723
Net cash provided by financing activities	280	2,517
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(184)	42
Net decrease in cash, cash equivalents, and restricted cash	(19,038)	(24,098)
Cash, cash equivalents, and restricted cash, beginning of period	250,809	231,921
Cash, cash equivalents, and restricted cash, end of period	$231,771	$207,823
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$314	$313
Income taxes, net of refunds	1,141	894
Non-cash activities:
Operating lease assets obtained in exchange for operating lease liabilities	1,767	—
Purchases of equipment and leasehold improvements accrued but not paid	121	83

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$224,497	$200,340
Restricted cash included in other current assets	7,274	283
Restricted cash included in other assets	—	7,200
Total cash, cash equivalents, and restricted cash	$231,771	$207,823
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
Unaudited interim condensed consolidated financial information
The interim condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations, of comprehensive loss, of stockholders’ equity, and of cash flows for the three months ended March 31, 2024 and 2023, and the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2023 was derived from our audited consolidated financial statements that were included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. All adjustments made were of a normal recurring nature. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future period.
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
Revenue by geographic region as determined based on the location where the sale originated were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
The Americas (1)	$101,616	$89,811
Europe, the Middle East, India, and Africa	39,013	32,351
Asia Pacific	11,494	10,050
	$152,123	$132,212
(1) The vast majority of our Americas revenue comes from the U.S.
Note 2. Summary of significant accounting policies
The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the three months ended March 31, 2024. The following describes the impact of certain policies.
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
Disaggregation of Revenue
The Company separates revenue into subscription and non-subscription categories to disaggregate the revenue that is term-based and renewable from the revenue that is one-time in nature. Revenue from subscription and non-subscription contractual arrangements were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
SaaS subscription and support and maintenance	$142,406	$120,762
On‑premise subscription	5,947	6,468
Subscription revenue	148,353	127,230
Professional services	3,706	4,384
Perpetual licenses	64	598
Non‑subscription revenue	3,770	4,982
Total revenue	$152,123	$132,212

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Contract Balances
Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance, and services in advance. Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance, beginning of the period	$373,432	$346,150
Revenue earned	(125,166)	(107,595)
Deferral of revenue	118,771	103,895
Other (1)	(2,534)	(1,608)
Balance, end of the period	$364,503	$340,842
(1) Includes contract assets netted against contract liabilities on a contract-by-contract basis.
There were no significant changes to our contract assets and liabilities during the three months ended March 31, 2024 and 2023 outside of our sales activities.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts to be invoiced. As of March 31, 2024, the Company had $499.0 million of remaining performance obligations, with 71% expected to be recognized as revenue over the succeeding 12 months, and the remainder generally expected to be recognized over the three years thereafter.
Deferred Contract Costs
Sales commissions, as well as associated payroll taxes and retirement plan contributions (together, contract costs), that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the condensed consolidated balance sheets when the period of benefit is determined to be greater than one year.
Total amortization of contract costs was $6.3 million and $4.8 million for the three months ended March 31, 2024 and 2023, respectively.
The Company periodically reviews these deferred contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three months ended March 31, 2024 or 2023.
Cloud computing arrangements
Capitalized costs associated with the implementation of cloud computing arrangements were as follows:

Balance Sheet Classification	March 31, 2024	December 31, 2023
	(in thousands)
Other current assets	$3,266	$1,860
Other assets	16,327	10,891
	$19,593	$12,751

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires companies to disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. This update also requires disclosure of disaggregated information related to income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis with the option to apply the guidance retrospectively. The Company is currently evaluating the effect the standard will have on its condensed consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires disclosure of significant segment expenses regularly provided to the CODM. Additionally, this update requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. All disclosure requirements in this standard are required for entities with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the effect the standard will have on its condensed consolidated financial statements.
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
The fair value of these financial instruments were as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$130,816	$—	$—	$130,816
Total cash equivalents	$130,816	$—	$—	$130,816

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$151,209	$—	$—	$151,209
Total cash equivalents	$151,209	$—	$—	$151,209
The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The contingent consideration associated with the Digita acquisition in 2019 was measured and recorded at fair value on a recurring basis. The Company made the final payment related to the Digita contingent consideration in the first quarter of 2023. The following table provides a summary of the changes in contingent consideration, which was classified as Level 3, for the three months ended March 31, 2023 (in thousands):

Balance, beginning of period	$6,206
Total (gains) losses included in:
Net loss	—
Payments	(6,206)
Balance, end of period	$—
Fair value measurements of other financial instruments
The following table presents the net carrying value and estimated fair value of the 2026 Notes, which are not recorded at fair value in the condensed consolidated balance sheets:

	March 31, 2024		December 31, 2023
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$367,626	$334,555	$366,999	$319,283
As of March 31, 2024 and December 31, 2023, the difference between the net carrying value of the 2026 Notes and the principal amount of $373.8 million represents the unamortized debt issuance costs of $6.1 million and $6.8 million, respectively. See Note 8 for more information. The estimated fair value of the 2026 Notes, which is classified as Level 2, was determined based on quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.
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
In addition, the terms of the dataJAR Purchase Agreement provide for additional future payments to the sellers in the amount of up to £6.5 million (or approximately $8.4 million using the exchange rate on July 13, 2023) if certain key employees continue their employment with the Company through July 13, 2024. This expense is recognized on a straight-line basis over the requisite service period in general and administrative expenses in the condensed consolidated statement of operations. The Company recognized expense of $2.1 million related to this agreement during the three months ended March 31, 2024.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Acquisition-related expenses of $1.5 million were expensed as incurred. These expenses were recognized as acquisition costs in general and administrative expenses in the condensed consolidated statement of operations.
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
Note 5. Goodwill and other intangible assets
The change in the carrying amount of goodwill was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Goodwill, beginning of period	$887,121	$856,925
Measurement period adjustments	—	339
Foreign currency translation adjustment	(2,080)	5,483
Goodwill, end of period	$885,041	$862,747

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	March 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,700	$27,735	$(36)	$6,929	1.6 years
Customer relationships	5 ‑ 12 years	257,308	125,058	(1,948)	130,302	6.0 years
Developed technology	5 - 6.5 years	84,647	39,524	(5,453)	39,670	3.7 years
Non‑competes	2.5 - 3 years	3,099	2,380	(169)	550	1.6 years
Order backlog	2.5 years	3,800	3,800	(198)	(198)	0.0 years
Total intangible assets		$383,554	$198,497	$(7,804)	$177,253

	December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,700	$26,630	$(35)	$8,035	1.8 years
Customer relationships	5 ‑ 12 years	257,308	119,396	(1,781)	136,131	6.2 years
Developed technology	5 - 6.5 years	84,647	36,235	(5,148)	43,264	3.9 years
Non‑competes	2.5 - 3 years	3,099	2,267	(172)	660	1.8 years
Order backlog	2.5 years	3,800	3,800	(199)	(199)	0.0 years
Total intangible assets		$383,554	$188,328	$(7,335)	$187,891
Amortization expense was $10.2 million and $10.5 million for the three months ended March 31, 2024 and 2023, respectively.
There were no impairments to goodwill or intangible assets during the three months ended March 31, 2024 and 2023.
Note 6. Leases
Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	March 31, 2024	December 31, 2023
		(in thousands)
Assets
Operating lease assets	Other assets	$18,016	$17,661

Liabilities
Operating lease liabilities - current	Accrued liabilities	$4,681	$5,766
Operating lease liabilities - non-current	Other liabilities	16,515	16,320
Total operating lease liabilities		$21,196	$22,086
Note 7. Commitments and contingencies
Contingencies
From time to time, the Company may be subject to various claims, charges, and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company had no material liabilities for contingencies as of March 31, 2024 or December 31, 2023.
Note 8. Debt
The following table summarizes the balances and availability of our 2026 Notes and 2020 Revolving Credit Facility:

	Outstanding (1)		Unutilized Amount		Interest Rate				Maturity Date
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024		December 31, 2023
	(in thousands)
2026 Notes	$367,626	$366,999	N/A	N/A	0.125%		0.125%		Sept. 1, 2026
2020 Revolving Credit Facility	1,037	1,037	$148,963	$148,963	1.25%	(2)	1.25%	(2)	July 27, 2025
(1) Represents the net carrying amount of our 2026 Notes and outstanding letters of credit under the 2020 Revolving Credit Facility.
(2) Represents the rate on the outstanding letters of credit under the 2020 Revolving Credit Facility.
Convertible Senior Notes
On September 17, 2021, the Company issued $373.8 million aggregate principal amount of 0.125% 2026 Notes in a private offering. The initial conversion rate for the 2026 Notes is 20.0024 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $49.99 per share of common stock. As of March 31, 2024, the conditions allowing holders of the 2026 Notes to convert were not met.
The following table sets forth the interest expense related to the 2026 Notes:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Contractual interest expense	$117	$117
Amortization of issuance costs	627	622
The effective interest rate on the 2026 Notes was 0.81% for both the three months ended March 31, 2024 and 2023. See Note 3 for additional information on the Company’s 2026 Notes.
Credit Agreement
The 2020 Credit Agreement provides for the 2020 Revolving Credit Facility of $150.0 million, which may be increased or decreased under specific circumstances, with a $25.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the 2020 Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. The 2020 Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants, and events of default. We were in compliance with such covenants as of both March 31, 2024 and December 31, 2023.
Note 9. Stock-based compensation
The Company’s equity incentive plans provide for granting various stock-based awards to eligible employees, non-employee directors, and consultants of the Company. In addition, the Company offers an employee stock purchase plan to eligible employees.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company recognized stock-based compensation expense for all equity arrangements as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$2,628	$2,267
Services	412	309
Sales and marketing	6,389	7,499
Research and development	5,431	5,033
General and administrative	5,719	4,442
	$20,579	$19,550
Equity Incentive Plans
The maximum number of shares of common stock available for issuance under the 2020 Plan was 34,261,070 shares as of January 1, 2024. As of March 31, 2024, 14,588,191 shares of common stock were reserved for additional grants under the 2020 Plan and 128,928 shares of common stock were reserved for additional grants under the 2017 Option Plan.
Return Target Options
The table below summarizes return target option activity for the three months ended March 31, 2024:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	2,594,622	$6.61	4.3	$29,697
Exercised	(10,000)	7.33		127
Outstanding, March 31, 2024	2,584,622	$6.61	4.1	$30,339
Options exercisable at March 31, 2024	2,584,622	$6.61	4.1	$30,339
Vested or expected to vest at March 31, 2024	2,584,622	$6.61	4.1	$30,339
Service-Based Options
The table below summarizes the service-based option activity for the three months ended March 31, 2024:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	1,048,885	$5.54	3.2	$13,129
Exercised	(37,583)	5.49		473
Outstanding, March 31, 2024	1,011,302	$5.54	3.0	$12,950
Options exercisable at March 31, 2024	1,011,302	$5.54	3.0	$12,950
Vested or expected to vest at March 31, 2024	1,011,302	$5.54	3.0	$12,950

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Stock Units
RSU activity for the three months ended March 31, 2024 was as follows:

	Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding, December 31, 2023	10,551,679	$24.49
Granted	4,779,499	17.78
Vested	(1,347,681)	22.75
Forfeited	(573,525)	25.10
Outstanding, March 31, 2024	13,409,972	$22.25
RSUs under the 2020 Plan generally vest ratably on an annual basis over four years. There was $253.0 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.9 years as of March 31, 2024. The total fair value of RSUs vested during the three months ended March 31, 2024 was $30.7 million.
Employee Stock Purchase Plan
As of March 31, 2024 and December 31, 2023, the Company withheld, at the employees’ request, $2.4 million and $1.0 million, respectively, of eligible employee compensation, which is included in accrued liabilities in the condensed consolidated balance sheets, for purchases of common stock under the 2021 ESPP.
As of March 31, 2024, 5,967,031 shares of common stock were reserved for future issuance under the 2021 ESPP. No shares of common stock were issued under the 2021 ESPP during the three months ended March 31, 2024. There was $0.1 million of unrecognized compensation expense related to the 2021 ESPP that is expected to be recognized over a period of one month as of March 31, 2024.
Note 10. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(20,524)	$(24,200)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	127,292,097	123,422,066
Basic and diluted net loss per share	$(0.16)	$(0.20)
Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period without consideration for potentially dilutive securities. Because we have reported a net loss for the three months ended March 31, 2024 and 2023, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods given that the potentially dilutive shares would have been anti-dilutive if included in the calculation.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	As of March 31,
	2024	2023
Stock options outstanding	3,595,924	4,121,571
Unvested restricted stock units	13,409,972	12,286,700
Shares related to the 2026 Notes	7,475,897	7,475,897
Shares committed under the 2021 ESPP	217,453	208,013
Total potentially dilutive securities	24,699,246	24,092,181
Note 11.     Income taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The following table presents provision for income taxes:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Loss before income tax provision	$(19,481)	$(23,603)
Income tax provision	(1,043)	(597)
Effective tax rate	(5.4)%	(2.5)%
For the periods presented, the difference between the statutory rate and the Company’s effective tax rate was primarily due to the valuation allowances on its U.S. and UK tax assets. The effective tax rate is also impacted by state taxes and earnings realized in foreign jurisdictions.
Note 12. Related party transactions
As of March 31, 2024, the Company accrued $2.1 million related to JNGF pledges, of which $0.9 million was included in accrued liabilities and $1.2 million was included in other liabilities in the condensed consolidated balance sheet. As of December 31, 2023, the Company accrued $2.7 million related to JNGF pledges, of which $1.5 million was included in accrued liabilities and $1.2 million was included in other liabilities in the condensed consolidated balance sheet. The Company may engage in transactions in the ordinary course of business with significant shareholders or other companies whose directors or officers may also serve as directors or officers for the Company. The Company carries out these transactions on customary terms.
Vista is a U.S.-based investment firm that controls the funds which previously owned a majority of the Company. In 2021, Vista sold a portion of its investment in the Company such that its funds no longer owned a majority of the Company. However, Vista is deemed a related party in accordance with ASC 850 as it continues to be a principal owner of the Company. There were no material transactions with Vista or its affiliates during the three months ended March 31, 2024 and 2023.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 13. Restructuring activities
On January 25, 2024, the Company announced a workforce reduction plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The workforce reduction plan impacted approximately 6% of the Company’s full-time employees.
Restructuring charges incurred in connection with the workforce reduction plan for the three months ended March 31, 2024 were as follows (in thousands):

Cost of revenue:
Subscription	$10
Sales and marketing	5,571
Research and development	734
General and administrative	748
$7,063
The table above does not include immaterial amounts related to leases recorded to restructuring charges during the three months ended March 31, 2024.
The Company expects that the execution of the workforce reduction plan will be substantially complete by the end of the second quarter of 2024, subject to local law and consultation requirements. The following table summarizes our restructuring liability included in accrued liabilities in the condensed consolidated balance sheet (in thousands):

Balance, December 31, 2023	$351
Restructuring charges	7,063
Cash payments	(6,279)
Balance, March 31, 2024	$1,135
Note 14. Subsequent events
On May 3, 2024, the Company entered into the 2024 Credit Agreement to refinance the Company’s existing 2020 Revolving Credit Facility. The 2024 Credit Agreement provides for the 2024 Revolving Credit Facility of $175.0 million and has a scheduled maturity date of May 3, 2029. The 2024 Credit Agreement is subject to a springing maturity date on or after June 2, 2026 in the event of certain conditions as defined in the 2024 Credit Agreement, which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

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
•our ability to effectively implement, use, and market artificial intelligence/machine learning technologies;
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
•risks related to regional instabilities and hostilities (including the impact of the wars in Israel and Eastern Europe, and heightened tensions between China and Taiwan and any escalation of the foregoing), government trade or similar regulatory actions, and other general political conditions globally and in the markets in which we do business; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by our subsequent Quarterly Reports on Form 10-Q.
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2023. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below, elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2023, and in our subsequent Quarterly Reports on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Forward-Looking Statements.”
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
Product innovation and technology leadership. Our success is dependent on our ability to sustain product innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform, and we intend to further extend the adoption of our platform through additional innovation. While sales of subscriptions to our Jamf Pro product account for most of our revenue, we intend to continue to invest in building additional products, features, and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell additional products to both new and existing customers. For example, we announced Jamf Executive Threat Protection in April 2023, as an advanced detection and response tool designed for mobile devices that provides organizations with an efficient, remote method to monitor devices and respond to advanced attacks.
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
General and industry-specific economic and market conditions and reductions in IT spending. Our revenue, results of operations, and cash flows depend on the overall demand for our products. Currently, the U.S. and other key international economies are impacted by high levels of inflation, elevated interest rates, financial instability and concerns about volatility in credit, equity, and foreign exchange markets, and overall uncertainty with respect to the economy. These factors could result in reductions in IT spending by our existing and prospective customers or in requests to renegotiate existing contracts, defaults on payments due on existing contracts, or non-renewals. As result of macroeconomic uncertainty, some of our customers have taken a more moderate outlook when planning their future hiring and device growth needs. We expect these conditions to continue throughout 2024.
In addition, on January 25, 2024, the Company announced a workforce reduction plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth in light of current macroeconomic conditions. The workforce reduction plan impacted approximately 6% of the Company’s full-time employees. A majority of these charges were incurred in the first quarter of 2024, and the Company expects that the execution of the workforce reduction plan will be substantially complete by the end of the second quarter of 2024, subject to local law and consultation requirements. See Note 13 for additional information.
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
The number of devices on our software platform was 32.8 million and 30.8 million as of March 31, 2024 and 2023, respectively, representing a 7% year-over-year growth rate. The increase in number of devices reflects our growth across industries, products, and geographies.
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
Our ARR was $602.4 million and $526.6 million as of March 31, 2024 and 2023, respectively, which is an increase of 14% year-over-year. The growth in our ARR is primarily driven by device expansion, cross-selling additional solutions to our installed customer base, and the addition of new customers.
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
Our dollar-based net retention rates were 107% and 111% for the trailing twelve months ended March 31, 2024 and 2023, respectively. Our high dollar-based net retention rates are primarily attributable to an expansion of devices and our ability to cross-sell our new solutions to our installed customer base.

Components of Results of Operations
Revenue
We recognize revenue under ASC 606 when or as performance obligations are satisfied. We derive revenue primarily from sales of SaaS subscriptions and support and maintenance contracts and, to a lesser extent, sales of on-premise term-based subscriptions and perpetual licenses and services.
Subscription. Subscription revenue consists of sales of SaaS subscriptions and on-premise term-based subscription licenses as well as support and maintenance contracts. We sell our software solutions primarily with a one-year contract term. We typically invoice SaaS subscription fees and support and maintenance fees annually in advance and recognize revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. The license portion of on-premise subscription revenue is recognized upfront, assuming all revenue recognition criteria are satisfied. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.
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
Operating Expenses
Sales and marketing. Sales and marketing expenses consist primarily of employee compensation costs, sales commissions, costs of general marketing and promotional activities, travel-related expenses, restructuring charges, and allocated overhead. Sales commissions as well as associated payroll taxes and retirement plan contributions (together, contract costs) that are incremental to the acquisition of customer contracts are capitalized and amortized over the period of benefit, which is estimated to be generally five years.
Research and development. Research and development expenses consist primarily of personnel costs, restructuring charges, and allocated overhead. We will continue to invest in innovation so that we can offer our customers new solutions and enhance our existing solutions. See “Business — Research and Development” in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.
General and administrative. General and administrative expenses consist primarily of employee compensation costs for corporate personnel, such as those in our executive, human resource, facilities, accounting and finance, legal and compliance, and IT departments. General and administrative expenses also include non-personnel costs such as legal, accounting, and other professional fees. In addition, general and administrative expenses include acquisition and integration-related expenses which primarily consist of third-party expenses, such as legal and accounting fees. General and administrative expenses also include system transformation costs, which are primarily associated with the implementation of sales software and software supporting our business including enterprise resource planning, as well as other systems to provide best-in-class processes, governance, and systems. General and administrative expenses also include restructuring charges.
Amortization. Amortization expense consists of amortization of acquired intangible assets.
Interest Income, Net
Interest income, net primarily consists of interest income earned on our cash and cash equivalents as well as interest charges and amortization of capitalized issuance costs related to our 2026 Notes.
Foreign Currency Transaction Gain (Loss)
Foreign currency transaction gain (loss) includes gains and losses from transactions denominated in a currency other than the Company’s functional currency, the U.S. dollar.
Income Tax Provision
Income tax provision primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue:
Subscription	$148,353	$127,230
Services	3,706	4,384
License	64	598
Total revenue	152,123	132,212
Cost of revenue:
Cost of subscription(1)(2)(3)(5)(6) (exclusive of amortization expense shown below)	28,010	23,159
Cost of services(1)(2)(3)(4) (exclusive of amortization expense shown below)	3,770	3,292
Amortization expense	3,312	3,296
Total cost of revenue	35,092	29,747
Gross profit	117,031	102,465
Operating expenses:
Sales and marketing(1)(2)(3)(5)(6)	64,782	60,208
Research and development(1)(2)(3)(4)(6)	34,262	32,072
General and administrative(1)(2)(3)(4)(5)(6)(7)	32,198	28,436
Amortization expense	6,898	7,241
Total operating expenses	138,140	127,957
Loss from operations	(21,109)	(25,492)
Interest income, net	2,040	1,285
Foreign currency transaction (loss) gain	(412)	604
Loss before income tax provision	(19,481)	(23,603)
Income tax provision	(1,043)	(597)
Net loss	$(20,524)	$(24,200)

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$2,628	$2,267
Services	412	309
Sales and marketing	6,389	7,499
Research and development	5,431	5,033
General and administrative	5,719	4,442
	$20,579	$19,550
(2) Includes payroll taxes related to stock-based compensation as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$137	$12
Services	24	—
Sales and marketing	560	104
Research and development	302	71
General and administrative	265	76
	$1,288	$263
(3) Includes depreciation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$298	$315
Services	47	39
Sales and marketing	733	805
Research and development	444	467
General and administrative	258	261
	$1,780	$1,887
(4) Includes acquisition-related expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue:
Services	$79	$1
Research and development	183	51
General and administrative	2,126	706
	$2,388	$758

(5) Includes system transformation costs as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$32	$—
Sales and marketing	51	—
General and administrative	1,786	441
	$1,869	$441
(6) Includes restructuring charges as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$10	$—
Sales and marketing	5,571	—
Research and development	734	—
General and administrative	789	—
	$7,104	$—
(7) General and administrative also includes the following:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Legal settlements and non-recurring litigation costs	$(197)	$—

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(as a percentage of total revenue)
Revenue:
Subscription	98%	96%
Services	2	3
License	—	1
Total revenue	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	18	18
Cost of services (exclusive of amortization expense shown below)	3	2
Amortization expense	2	2
Total cost of revenue	23	22
Gross profit	77	78
Operating expenses:
Sales and marketing	43	46
Research and development	23	24
General and administrative	21	22
Amortization expense	4	5
Total operating expenses	91	97
Loss from operations	(14)	(19)
Interest income, net	1	1
Foreign currency transaction (loss) gain	—	—
Loss before income tax provision	(13)	(18)
Income tax provision	—	—
Net loss	(13)%	(18)%

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
SaaS subscription and support and maintenance	$142,406	$120,762	$21,644	18%
On‑premise subscription	5,947	6,468	(521)	(8)
Subscription revenue	148,353	127,230	21,123	17
Professional services	3,706	4,384	(678)	(15)
Perpetual licenses	64	598	(534)	(89)
Non-subscription revenue	3,770	4,982	(1,212)	(24)
Total revenue	$152,123	$132,212	$19,911	15%
For the three months ended March 31, 2024, total revenue increased primarily as a result of higher subscription revenue. Subscription revenue accounted for 98% of total revenue for the three months ended March 31, 2024 compared to 96% for the three months ended March 31, 2023. The increase in subscription revenue was driven by device expansion, cross-selling, and the addition of new customers.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$28,010	$23,159	$4,851	21%
Cost of services (exclusive of amortization expense show below)	3,770	3,292	478	15
Amortization expense	3,312	3,296	16	—
Total cost of revenue	$35,092	$29,747	$5,345	18%
Gross margin	77%	78%
For the three months ended March 31, 2024, cost of revenue increased primarily due to an increase in cost of subscription revenue. Cost of subscription revenue increased primarily due to a $3.0 million increase in third-party hosting fees as we increased capacity to support our growth, a $1.0 million increase in employee compensation costs, and a $0.5 million increase in stock-based compensation and related payroll taxes.
Operating Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$64,782	$60,208	$4,574	8%
Research and development	34,262	32,072	2,190	7
General and administrative	32,198	28,436	3,762	13
Amortization expense	6,898	7,241	(343)	(5)
Operating expenses	$138,140	$127,957	$10,183	8%
For the three months ended March 31, 2024, sales and marketing expenses increased primarily due to restructuring charges of $5.6 million, partially offset by a $0.7 million decrease in stock-based compensation and related payroll taxes and a $0.4 million decrease in marketing costs.

For the three months ended March 31, 2024, research and development expenses increased primarily due to a $1.0 million increase in employee compensation costs, restructuring charges of $0.7 million, and a $0.6 million increase in stock-based compensation and related payroll taxes.
For the three months ended March 31, 2024, general and administrative expenses increased primarily due to a $1.5 million increase in stock-based compensation expense and related payroll taxes, a $1.4 million increase in acquisition-related expense, a $1.3 million increase related to system transformation costs, and restructuring charges of $0.8 million, partially offset by a $0.4 million decrease in premium for directors and officers insurance due to improved market conditions for such insurance.
Interest Income, Net

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Interest income, net	$2,040	$1,285	$755	59%
For the three months ended March 31, 2024, interest income, net increased primarily due to higher earned interest rates and higher average invested balances.
Foreign Currency Transaction (Loss) Gain

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Foreign currency transaction (loss) gain	$(412)	$604	$(1,016)	NM
NM Not Meaningful.
For the three months ended March 31, 2024, the change in foreign currency transaction (loss) gain was primarily due to the impact of changes in foreign currency exchange rates, primarily the GBP and EUR.
Income Tax Provision

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Income tax provision	$(1,043)	$(597)	$(446)	75%
Effective tax rate	(5.4)%	(2.5)%
The change in the effective tax rate for the three months ended March 31, 2024 compared to the prior year period was primarily due to international growth.
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
Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin
We use non-GAAP gross profit and non-GAAP gross profit margin, and believe it is useful to our investors, to understand and evaluate our operating performance and trends and to prepare and approve our annual budget. We define non-GAAP gross profit as gross profit, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, and restructuring charges. System transformation costs are primarily associated with the implementation of updated sales software and software supporting our business including enterprise resource planning, as well as other systems to provide best-in-class processes, governance, and systems. The transformation includes a comprehensive redesign in our systems, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. Restructuring charges for the three months ended March 31, 2024 primarily include severance payments related to the workforce reduction plan announced in January 2024. We define non-GAAP gross profit margin as non-GAAP gross profit as a percentage of total revenue.
A reconciliation of non-GAAP gross profit to gross profit and non-GAAP gross profit margin to gross profit margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Gross profit	$117,031	$102,465
Amortization expense	3,312	3,296
Stock-based compensation	3,040	2,576
Acquisition-related expense	79	1
Payroll taxes related to stock-based compensation	161	12
System transformation costs	32	—
Restructuring charges	10	—
Non-GAAP gross profit	$123,665	$108,350
Gross profit margin	77%	78%
Non-GAAP gross profit margin	81%	82%
Non-GAAP Operating Income and Non-GAAP Operating Income Margin
We use non-GAAP operating income and non-GAAP operating income margin, and believe it is useful for our investors, to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We define non-GAAP operating income as operating loss, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs. We define non-GAAP operating income margin as non-GAAP operating income as a percentage of total revenue.

A reconciliation of non-GAAP operating income to operating loss and non-GAAP operating income margin to operating loss margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating loss	$(21,109)	$(25,492)
Amortization expense	10,210	10,537
Stock-based compensation	20,579	19,550
Acquisition-related expense	2,388	758
Payroll taxes related to stock-based compensation	1,288	263
System transformation costs	1,869	441
Restructuring charges	7,104	—
Legal settlements and non-recurring litigation costs	(197)	—
Non-GAAP operating income	$22,132	$6,057
Operating loss margin	(14)%	(19)%
Non-GAAP operating income margin	15%	5%
Non-GAAP Net Income
We use non-GAAP net income, and believe it is useful for our investors, to understand and evaluate our operating performance and trends. We define non-GAAP net income as net loss, adjusted for income tax provision, amortization expense, stock-based compensation expense, foreign currency transaction loss (gain), amortization of debt issuance costs, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. statutory tax rate.
We define non-GAAP income before income taxes as loss before income taxes adjusted for amortization expense, stock-based compensation expense, foreign currency transaction loss (gain), amortization of debt issuance costs, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs.
We define non-GAAP provision for income taxes as the current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. statutory tax rate.

A reconciliation of non-GAAP net income to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(20,524)	$(24,200)
Exclude: income tax provision	(1,043)	(597)
Loss before income tax provision	(19,481)	(23,603)
Amortization expense	10,210	10,537
Stock-based compensation	20,579	19,550
Foreign currency transaction loss (gain)	412	(604)
Amortization of debt issuance costs	689	684
Acquisition-related expense	2,388	758
Payroll taxes related to stock-based compensation	1,288	263
System transformation costs	1,869	441
Restructuring charges	7,104	—
Legal settlements and non-recurring litigation costs	(197)	—
Non-GAAP income before income taxes	24,861	8,026
Non-GAAP provision for income taxes (1)	(5,967)	(1,926)
Non-GAAP net income	$18,894	$6,100
(1) In accordance with the SEC’s Non-GAAP Financial Measures Compliance and Disclosure Interpretation, the Company’s blended U.S. statutory rate of 24% is used as an estimate for the current and deferred income tax expense associated with our non-GAAP income before income taxes.
Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted for interest income, net, provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, foreign currency transaction loss (gain), acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs.
A reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(20,524)	$(24,200)
Interest income, net	(2,040)	(1,285)
Provision for income taxes	1,043	597
Depreciation expense	1,780	1,887
Amortization expense	10,210	10,537
Stock-based compensation	20,579	19,550
Foreign currency transaction loss (gain)	412	(604)
Acquisition-related expense	2,388	758
Payroll taxes related to stock-based compensation	1,288	263
System transformation costs	1,869	441
Restructuring charges	7,104	—
Legal settlements and non-recurring litigation costs	(197)	—
Adjusted EBITDA	$23,912	$7,944

Liquidity and Capital Resources
General
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $224.5 million, which were held for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions, as well as the available balance of the 2020 Revolving Credit Facility of $149.0 million. On May 3, 2024, the Company entered into the 2024 Credit Agreement to refinance the Company’s existing 2020 Revolving Credit Facility. The 2024 Credit Agreement increases our revolving credit facility from $150.0 million to $175.0 million and has a scheduled maturity date of May 3, 2029. The 2024 Credit Agreement is subject to a spring maturity date on or after June 2, 2026 in the event of certain conditions as defined in the 2024 Credit Agreement, which is filed as Exhibit 10.1 hereto and incorporated by reference herein. Our cash and cash equivalents are comprised of cash, money market deposit accounts, and money market funds with original maturities at the time of purchase of three months or less. Our cash and cash equivalents are held at a diversified portfolio of investment grade global banks and money market investments. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to make continued investments in supporting the growth of our business in the future.
A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2024, we had deferred revenue of $364.5 million, of which $311.7 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
As of March 31, 2024, there were no amounts outstanding under the 2020 Credit Agreement, other than $1.0 million in outstanding letters of credit. As of March 31, 2024, there was $367.6 million outstanding on our 2026 Notes, which mature on September 1, 2026. See Note 8 for additional information on our 2026 Notes.
Future Liquidity and Capital Resource Requirements
We believe our cash and cash equivalents, the 2024 Revolving Credit Facility, and cash provided by sales of our software solutions and services will be sufficient to meet our working capital and capital expenditure needs, debt service requirements for at least the next 12 months, as well as other known long-term cash requirements. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may use cash to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights.
As of March 31, 2024, our principal commitments consist of obligations under our 2026 Notes, contractual agreements for hosting services and other support software, and operating leases for office space. There have been no material changes to our commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing, and financing activities:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(15,904)	$(24,800)
Net cash used in investing activities	(3,230)	(1,857)
Net cash provided by financing activities	280	2,517
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(184)	42
Net decrease in cash, cash equivalents, and restricted cash	(19,038)	(24,098)
Cash, cash equivalents, and restricted cash, beginning of period	250,809	231,921
Cash, cash equivalents, and restricted cash, end of period	$231,771	$207,823
Cash paid for interest	$314	$313
Cash paid for purchases of equipment and leasehold improvements	1,755	1,121
Operating Activities
Our largest source of operating cash is cash collections from our subscription customers. Our primary use of cash from operating activities is employee-related expenditures, marketing expenses, and third-party hosting costs.
During the three months ended March 31, 2024, net cash used in operating activities was $15.9 million, a decrease of $8.9 million compared to the three months ended March 31, 2023. The decrease was primarily attributable to an increase in cash received from our customers and $6.0 million paid for contingent consideration in 2023, partially offset by a $7.5 million increase in cash paid for system transformation costs, $6.3 million of restructuring charges paid in the first quarter of 2024, and an increase in cash paid for third-party hosting costs.
Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities was $3.2 million, an increase of $1.4 million compared to the three months ended March 31, 2023. The increase was primarily attributable to a $0.8 million increase in purchases of investments and a $0.6 million increase in purchases of equipment and leasehold improvements.
Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities was $0.3 million, a decrease of $2.2 million compared to the three months ended March 31, 2023. The decrease was primarily attributable to a $2.4 million decrease in proceeds from the exercise of stock options.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, channel partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement, misappropriation, or other violation claims made by third parties. See “Risk Factors — We have indemnity provisions under our contracts with our customers, channel partners, and other third parties, which could have a material adverse effect on our business” in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition, we have entered into indemnification agreements with our directors and certain officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows.

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
There have been no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Refer to “Note 2 — Summary of significant accounting policies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detailed information regarding these and other accounting policies.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2024. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2023 for a detailed discussion of our market risks.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
This quarterly report should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K under the Exchange Act).

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

10.1
Credit Agreement, dated as of May 3, 2024, by and among JAMF Holdings, Inc., as borrower, Juno Intermediate, Inc., as a guarantor, Juno Parent, LLC, as a guarantor, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed herewith.

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

JAMF HOLDING CORP. (Registrant)

Date: May 8, 2024	By:	/s/ Ian Goodkind
Ian Goodkind
Chief Financial Officer (Principal Financial and Accounting Officer)