Form 10-Q
period 2024-06-30
Jamf Holding Corp.
filed 2024-08-07
CIK 1721947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 29, 2024, the registrant had 127,641,388 shares of common stock, $0.001 par value, outstanding.

JAMF HOLDING CORP.

GLOSSARY
We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q. These terms are defined below. Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company,” “we,” “us,” or “our.”

Term	Definition
2017 Option Plan	2017 Stock Option Plan
2020 Credit Agreement	Credit agreement dated July 27, 2020, as amended, supplemented, or modified
2020 Plan	Jamf Holding Corp. Omnibus Incentive Plan
2020 Revolving Credit Facility	Revolving credit facility available under the 2020 Credit Agreement
2021 ESPP	Jamf Holding Corp. 2021 Employee Stock Purchase Plan
2024 Credit Agreement	Credit agreement, dated as of May 3, 2024
2024 Revolving Credit Facility	Revolving credit facility available under the 2024 Credit Agreement
2026 Notes	Convertible Senior Notes due 2026
ARR	Annual Recurring Revenue
AWS	Amazon Web Services
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 850	ASC Topic 850, Related Party Disclosures
ASU	Accounting Standards Update
Board	Board of Directors
CEO	Chief executive officer
CODM	Chief operating decision maker
Current Period ARR	ARR from the same cohort of customers used to calculate Prior Period ARR as of the current period end
dataJAR	Data Jar Ltd.
dataJAR Purchase Agreement	Share Purchase Agreement, dated as of July 13, 2023, entered into in connection with the acquisition of dataJAR
Digita	Digita Security LLC
EUR	Euro
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. generally accepted accounting principles
GBP	British pound sterling
IT	Information technology
JNGF	Jamf Nation Global Foundation
MSP	Managed services provider
Prior Period ARR	ARR from the cohort of all customers as of 12 months prior to period end
RSU	Restricted stock unit
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
SMBs	Small-to-medium-sized businesses
UK	United Kingdom
U.S.	United States
Vista	Vista Equity Partners, LLC and its affiliates
ZecOps	ZecOps, Inc.

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements
JAMF HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$200,858	$243,576
Trade accounts receivable, net of allowances of $442 and $444 at June 30, 2024 and December 31, 2023, respectively	109,073	108,240
Deferred contract costs	25,727	23,508
Prepaid expenses	18,518	14,255
Other current assets	19,823	13,055
Total current assets	373,999	402,634
Equipment and leasehold improvements, net	14,264	15,184
Goodwill	885,404	887,121
Other intangible assets, net	167,779	187,891
Deferred contract costs, non-current	55,897	53,070
Other assets	49,398	43,752
Total assets	$1,546,741	$1,589,652
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,901	$25,909
Accrued liabilities	73,782	77,447
Income taxes payable	1,467	1,248
Deferred revenue	314,893	317,546
Total current liabilities	409,043	422,150
Deferred revenue, non-current	55,313	55,886
Deferred tax liability, net	5,021	5,952
Convertible senior notes, net	368,248	366,999
Other liabilities	16,866	21,118
Total liabilities	854,491	872,105
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at June 30, 2024 and December 31, 2023; 127,466,599 and 126,938,102 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	124	126
Additional paid‑in capital	1,214,340	1,162,993
Accumulated other comprehensive loss	(28,278)	(26,777)
Accumulated deficit	(493,936)	(418,795)
Total stockholders’ equity	692,250	717,547
Total liabilities and stockholders’ equity	$1,546,741	$1,589,652
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription	$149,428	$130,591	$297,781	$257,821
Services	3,497	4,254	7,203	8,638
License	91	244	155	842
Total revenue	153,016	135,089	305,139	267,301
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	28,141	24,186	56,151	47,345
Cost of services (exclusive of amortization expense shown below)	3,619	3,385	7,389	6,677
Amortization expense	3,244	3,312	6,556	6,608
Total cost of revenue	35,004	30,883	70,096	60,630
Gross profit	118,012	104,206	235,043	206,671
Operating expenses:
Sales and marketing	61,905	63,890	126,687	124,098
Research and development	34,753	34,725	69,015	66,797
General and administrative	34,427	35,966	66,625	64,402
Amortization expense	6,895	7,247	13,793	14,488
Total operating expenses	137,980	141,828	276,120	269,785
Loss from operations	(19,968)	(37,622)	(41,077)	(63,114)
Interest income, net	1,641	1,481	3,681	2,766
Foreign currency transaction gain	431	1,048	19	1,652
Loss before income tax provision	(17,896)	(35,093)	(37,377)	(58,696)
Income tax provision	(1,366)	(1,106)	(2,409)	(1,703)
Net loss	$(19,262)	$(36,199)	$(39,786)	$(60,399)
Net loss per share, basic and diluted	$(0.15)	$(0.29)	$(0.31)	$(0.49)
Weighted‑average shares used to compute net loss per share, basic and diluted	127,911,770	124,382,767	127,603,390	123,905,072
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(19,262)	$(36,199)	$(39,786)	$(60,399)
Other comprehensive income (loss):
Foreign currency translation adjustments	311	5,547	(1,501)	11,594
Total other comprehensive income (loss)	311	5,547	(1,501)	11,594
Comprehensive loss	$(18,951)	$(30,652)	$(41,287)	$(48,805)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount

Three Months Ended June 30, 2024:

Balance, March 31, 2024	128,333,366	$126	$1,183,852	$(28,589)	$(439,319)	$716,070
Repurchase and retirement of common stock	(2,000,000)	(2)	—	—	(35,355)	(35,357)
Exercise of stock options	256,055	—	1,476	—	—	1,476
Vesting of restricted stock units	668,131	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	209,047	—	2,729	—	—	2,729
Stock-based compensation	—	—	26,283	—	—	26,283
Foreign currency translation adjustments	—	—	—	311	—	311
Net loss	—	—	—	—	(19,262)	(19,262)
Balance, June 30, 2024	127,466,599	$124	$1,214,340	$(28,278)	$(493,936)	$692,250

Three Months Ended June 30, 2023:

Balance, March 31, 2023	123,907,489	$124	$1,072,148	$(33,904)	$(332,909)	$705,459
Exercise of stock options	40,854	1	241	—	—	242
Vesting of restricted stock units	737,236	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	204,962	—	3,131	—	—	3,131
Stock-based compensation	—	—	30,183	—	—	30,183
Foreign currency translation adjustments	—	—	—	5,547	—	5,547
Net loss	—	—	—	—	(36,199)	(36,199)
Balance, June 30, 2023	124,890,541	$125	$1,105,703	$(28,357)	$(369,108)	$708,363
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount

Six Months Ended June 30, 2024:

Balance, December 31, 2023	126,938,102	$126	$1,162,993	$(26,777)	$(418,795)	$717,547
Repurchase and retirement of common stock	(2,000,000)	(2)	—	—	(35,355)	(35,357)
Exercise of stock options	303,638	—	1,756	—	—	1,756
Vesting of restricted stock units	2,015,812	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	209,047	—	2,729	—	—	2,729
Stock-based compensation	—	—	46,862	—	—	46,862
Foreign currency translation adjustments	—	—	—	(1,501)	—	(1,501)
Net loss	—	—	—	—	(39,786)	(39,786)
Balance, June 30, 2024	127,466,599	$124	$1,214,340	$(28,278)	$(493,936)	$692,250

Six Months Ended June 30, 2023:

Balance, December 31, 2022	123,170,172	$123	$1,049,875	$(39,951)	$(308,709)	$701,338
Exercise of stock options	408,025	1	2,964	—	—	2,965
Vesting of restricted stock units	1,107,382	1	—	—	—	1
Issuance of common stock under the employee stock purchase plan	204,962	—	3,131	—	—	3,131
Stock-based compensation	—	—	49,733	—	—	49,733
Foreign currency translation adjustments	—	—	—	11,594	—	11,594
Net loss	—	—	—	—	(60,399)	(60,399)
Balance, June 30, 2023	124,890,541	$125	$1,105,703	$(28,357)	$(369,108)	$708,363
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(39,786)	$(60,399)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	23,869	24,838
Amortization of deferred contract costs	12,862	9,987
Amortization of debt issuance costs	1,397	1,368
Non-cash lease expense	2,856	2,955
Provision for credit losses and returns	130	217
Stock-based compensation	46,862	49,733
Deferred tax benefit	(517)	(355)
Other	(590)	(1,856)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,072)	(12,047)
Prepaid expenses and other assets	(16,553)	(6,999)
Deferred contract costs	(17,935)	(19,124)
Accounts payable	(7,235)	(483)
Accrued liabilities	(2,997)	(10,205)
Income taxes payable	244	386
Deferred revenue	(3,188)	8,753
Other liabilities	62	—
Net cash used in operating activities	(1,591)	(13,231)
Investing activities
Purchases of equipment and leasehold improvements	(2,733)	(1,786)
Purchase of investments	(2,500)	(750)
Other	(305)	(25)
Net cash used in investing activities	(5,538)	(2,561)
Financing activities
Debt issuance costs	(1,549)	—
Cash paid for offering costs	(197)	—
Cash paid for contingent consideration	—	(206)
Payment of acquisition-related holdback	(3,600)	(277)
Repurchase and retirement of common stock	(35,357)	—
Proceeds from the exercise of stock options	1,756	2,965
Net cash (used in) provided by financing activities	(38,947)	2,482
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(216)	92
Net decrease in cash, cash equivalents, and restricted cash	(46,292)	(13,218)
Cash, cash equivalents, and restricted cash, beginning of period	250,809	231,921
Cash, cash equivalents, and restricted cash, end of period	$204,517	$218,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$420	$391
Income taxes, net of refunds	2,653	1,981
Non-cash activities:
Employee stock purchase plan	2,729	3,131
Offering costs accrued but not paid	675	—
Operating lease assets obtained in exchange for operating lease liabilities	3,256	522
Purchases of equipment and leasehold improvements accrued but not paid	324	170

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$200,858	$211,471
Restricted cash included in other current assets	3,659	32
Restricted cash included in other assets	—	7,200
Total cash, cash equivalents, and restricted cash	$204,517	$218,703
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
Unaudited interim condensed consolidated financial information
The interim condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations, of comprehensive loss, and of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2023 was derived from our audited consolidated financial statements that were included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. All adjustments made were of a normal recurring nature. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future period.
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
Revenue by geographic region as determined based on the location where the sale originated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
The Americas (1)	$101,602	$91,440	$203,218	$181,251
Europe, the Middle East, India, and Africa	39,297	33,375	78,310	65,726
Asia Pacific	12,117	10,274	23,611	20,324
	$153,016	$135,089	$305,139	$267,301
(1) The vast majority of our Americas revenue comes from the U.S.
Note 2. Summary of significant accounting policies
The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the three and six months ended June 30, 2024. The following describes the impact of certain policies.
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
Disaggregation of Revenue
The Company separates revenue into subscription and non-subscription categories to disaggregate the revenue that is term-based and renewable from the revenue that is one-time in nature. Revenue from subscription and non-subscription contractual arrangements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
SaaS subscription and support and maintenance	$146,101	$126,566	$288,507	$247,328
On‑premise subscription	3,327	4,025	9,274	10,493
Subscription revenue	149,428	130,591	297,781	257,821
Professional services	3,497	4,254	7,203	8,638
Perpetual licenses	91	244	155	842
Non‑subscription revenue	3,588	4,498	7,358	9,480
Total revenue	$153,016	$135,089	$305,139	$267,301

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Contract Balances
Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance, and services in advance. Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of the period	$364,503	$340,842	$373,432	$346,150
Revenue earned	(128,206)	(112,723)	(223,890)	(193,872)
Deferral of revenue	136,348	127,917	223,103	203,758
Other (1)	(2,439)	(985)	(2,439)	(985)
Balance, end of the period	$370,206	$355,051	$370,206	$355,051
(1) Includes contract assets netted against contract liabilities on a contract-by-contract basis.
There were no significant changes to our contract assets and liabilities during the three and six months ended June 30, 2024 and 2023 outside of our sales activities.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts to be invoiced. As of June 30, 2024, the Company had $506.7 million of remaining performance obligations, with 71% expected to be recognized as revenue over the succeeding 12 months, and the remainder generally expected to be recognized over the three years thereafter.
Deferred Contract Costs
Sales commissions, as well as associated payroll taxes and retirement plan contributions (together, “contract costs”), that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the condensed consolidated balance sheets when the period of benefit is determined to be greater than one year.
Total amortization of contract costs was $6.6 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively, and $12.9 million and $10.0 million for the six months ended June 30, 2024 and 2023, respectively.
The Company periodically reviews these deferred contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three and six months ended June 30, 2024 or 2023.
Cloud computing arrangements
Capitalized costs associated with the implementation of cloud computing arrangements were as follows:

Balance Sheet Classification	June 30, 2024	December 31, 2023
	(in thousands)
Other current assets	$5,457	$1,860
Other assets	18,357	10,891
	$23,814	$12,751

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock Repurchases
In May 2024, funds affiliated with Vista sold 8,956,522 shares of our common stock in an underwritten secondary offering. The Company did not receive any proceeds from the sale of common stock by Vista. In connection with this offering, we repurchased 2,000,000 shares of our common stock that were subject to the offering from the underwriters at the per-share price paid by the underwriters, or $17.52 per share, for an aggregate purchase price of $35.4 million. The Company funded the repurchase with existing cash on hand. These shares were purchased on May 16, 2024 and were subsequently retired. The terms and conditions of the stock repurchase were reviewed and approved by each of the audit committee members of our Board and our full Board.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires companies to disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. This update also requires disclosure of disaggregated information related to income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis with the option to apply the guidance retrospectively. The Company is currently evaluating the effect the standard will have on disclosures within its condensed consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires disclosure of significant segment expenses regularly provided to the CODM. Additionally, this update requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. All disclosure requirements in this standard are required for entities with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the effect the standard will have on disclosures within its condensed consolidated financial statements.
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The fair value of these financial instruments were as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$113,860	$—	$—	$113,860
Total cash equivalents	$113,860	$—	$—	$113,860

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$151,209	$—	$—	$151,209
Total cash equivalents	$151,209	$—	$—	$151,209
The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above.
The contingent consideration associated with the Digita acquisition in 2019 was measured and recorded at fair value on a recurring basis. The Company made the final payment related to the Digita contingent consideration in the first quarter of 2023. The following table provides a summary of the changes in contingent consideration, which was classified as Level 3, for the six months ended June 30, 2023 (in thousands):

Balance, beginning of period	$6,206
Total (gains) losses included in:
Net loss	—
Payments	(6,206)
Balance, end of period	$—
Fair value measurements of other financial instruments
The following table presents the net carrying value and estimated fair value of the 2026 Notes, which are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2024		December 31, 2023
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$368,248	$328,519	$366,999	$319,283
As of June 30, 2024 and December 31, 2023, the difference between the net carrying value of the 2026 Notes and the principal amount of $373.8 million represents the unamortized debt issuance costs of $5.5 million and $6.8 million, respectively. See Note 8 for more information. The estimated fair value of the 2026 Notes, which is classified as Level 2, was determined based on quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Under the terms of the dataJAR Purchase Agreement, the Company acquired 100% of the equity interest in dataJAR for total purchase consideration of £19.3 million (or approximately $25.1 million using the exchange rate on July 13, 2023), which included (i) £16.6 million (or approximately $21.6 million using the exchange rate on July 13, 2023) paid upon closing, (ii) £0.2 million (or approximately $0.3 million using the exchange rate on July 13, 2023) in cash as partial security for post-closing true-up adjustments, and (iii) £2.5 million (or approximately $3.2 million using the exchange rate on July 13, 2023) in cash as partial security for post-closing indemnification claims to be released 12 months from the closing date. The cash consideration paid upon closing was funded by the Company’s cash on hand. The amount held back as partial security for post-closing true-up adjustments was released in the fourth quarter of 2023. The amount held back as partial security for post-closing indemnification claims was released on July 15, 2024.
In addition, the terms of the dataJAR Purchase Agreement provided for additional future payments to the sellers in the amount of up to £6.5 million (or approximately $8.4 million using the exchange rate on July 13, 2023) if certain key employees continued their employment with the Company through July 13, 2024. This expense was recognized on a straight-line basis over the requisite service period in general and administrative expenses in the condensed consolidated statement of operations. The Company recognized expense of $2.0 million and $4.1 million related to this agreement during the three and six months ended June 30, 2024, respectively. The Company paid £6.5 million (or approximately $8.4 million using the exchange rate on the date of payment) in deferred consideration related to this agreement to the sellers on July 15, 2024.
Acquisition-related expenses of $1.5 million were expensed as incurred during the second half of 2023. These expenses were recognized as acquisition costs in general and administrative expenses in the condensed consolidated statement of operations.
The Company finalized its purchase accounting for the dataJAR acquisition in the second quarter of 2024. The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (in thousands):

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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
ZecOps
On November 16, 2022, the Company completed its acquisition of ZecOps, a leader in mobile detection and response, for total purchase consideration of $44.5 million. In connection therewith, $7.2 million of cash consideration was held back in an escrow fund as partial security for post-closing indemnification claims. During the second quarter of 2024, the Company released $3.6 million of the escrowed amount. The remaining escrowed amount will be released on or about March 1, 2025.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 5. Goodwill and other intangible assets
The change in the carrying amount of goodwill was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Goodwill, beginning of period	$885,041	$862,747	$887,121	$856,925
Measurement period adjustments	—	—	—	339
Foreign currency translation adjustment	363	5,162	(1,717)	10,645
Goodwill, end of period	$885,404	$867,909	$885,404	$867,909
The gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	June 30, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	8 years	$34,300	$28,440	$—	$5,860	1.3 years
Customer relationships	5 ‑ 12 years	257,308	130,737	(1,923)	124,648	5.8 years
Developed technology	5 - 6.5 years	78,787	36,900	(5,469)	36,418	3.5 years
Non‑competes	3 years	1,349	742	(13)	594	1.3 years
Intellectual property	5 years	270	11	—	259	4.5 years
Total intangible assets		$372,014	$196,830	$(7,405)	$167,779

	December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,700	$26,630	$(35)	$8,035	1.8 years
Customer relationships	5 ‑ 12 years	257,308	119,396	(1,781)	136,131	6.2 years
Developed technology	5 - 6.5 years	84,647	36,235	(5,148)	43,264	3.9 years
Non‑competes	2.5 - 3 years	3,099	2,267	(172)	660	1.8 years
Order backlog	2.5 years	3,800	3,800	(199)	(199)	0.0 years
Total intangible assets		$383,554	$188,328	$(7,335)	$187,891
Amortization expense was $10.1 million and $10.6 million for the three months ended June 30, 2024 and 2023, respectively, and $20.3 million and $21.1 million for the six months ended June 30, 2024 and 2023, respectively.
There were no impairments to goodwill or intangible assets during the three and six months ended June 30, 2024 and 2023.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6. Leases
Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	June 30, 2024	December 31, 2023
		(in thousands)
Assets
Operating lease assets	Other assets	$18,058	$17,661

Liabilities
Operating lease liabilities - current	Accrued liabilities	$4,730	$5,766
Operating lease liabilities - non-current	Other liabilities	16,208	16,320
Total operating lease liabilities		$20,938	$22,086
Note 7. Commitments and contingencies
Hosting Services and Other Support Software Agreements
The Company has various contractual agreements for hosting services and other support software. In the second quarter of 2024, the Company entered into a contractual agreement with an unrelated party for hosting services, which includes a non-cancelable commitment of $30.4 million over the next five years.
Contingencies
From time to time, the Company may be subject to various claims, charges, and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company had no material liabilities for contingencies as of June 30, 2024 or December 31, 2023.
Note 8. Debt
The following table summarizes the balances and availability of our 2026 Notes and 2024 Revolving Credit Facility:

	Outstanding (1)		Unutilized Amount		Interest Rate			Maturity Date
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024		December 31, 2023
	(in thousands)
2026 Notes	$368,248	$366,999	N/A	N/A	0.125%		0.125%	Sept. 1, 2026
2024 Revolving Credit Facility (3)	889	N/A	$174,111	N/A	1.50%	(2)	N/A	May 3, 2029
(1) Represents the net carrying amount of our 2026 Notes and outstanding letters of credit under the 2024 Revolving Credit Facility.
(2) Represents the rate on the outstanding letters of credit under the 2024 Revolving Credit Facility.
(3) On May 3, 2024, the Company entered into the 2024 Credit Agreement to refinance the Company’s 2020 Revolving Credit Facility.
Convertible Senior Notes
On September 17, 2021, the Company issued $373.8 million aggregate principal amount of 0.125% 2026 Notes in a private offering. The initial conversion rate for the 2026 Notes is 20.0024 shares of the Company’s common stock per $1,000

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $49.99 per share of common stock. As of June 30, 2024, the conditions allowing holders of the 2026 Notes to convert were not met.
The following table sets forth the interest expense related to the 2026 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Contractual interest expense	$117	$117	$234	$234
Amortization of issuance costs	628	623	1,255	1,245
The effective interest rate on the 2026 Notes was 0.81% for both the three and six months ended June 30, 2024 and 2023. See Note 3 for additional information on the Company’s 2026 Notes.
Credit Agreement
On May 3, 2024, the Company entered into the 2024 Credit Agreement to refinance the Company’s 2020 Revolving Credit Facility. The 2024 Credit Agreement provides for the 2024 Revolving Credit Facility of $175.0 million, which may be increased or decreased under specific circumstances, with a $40.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the 2024 Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. The 2024 Credit Agreement is subject to a springing maturity date on or after June 2, 2026 in the event of certain conditions as defined in the 2024 Credit Agreement. The 2024 Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants, and events of default. We were in compliance with such covenants as of June 30, 2024. As of June 30, 2024, debt issuance costs related to the 2024 Credit Agreement of $1.8 million were included in other assets in the condensed consolidated balance sheet.
The interest rates applicable to revolving borrowings under the 2024 Credit Agreement are, at the Company’s option, either (i) for ABR Loans, a base rate, which is equal to the greater of (a) the Prime Rate, (b) the NYFRB Rate plus 0.5%, and (c) the Term SOFR Rate for a one month interest period plus 1%, subject to a 1% floor, (ii) for Term Benchmark Loans a benchmark rate, which is equal to the Term SOFR Rate, the EURIBOR Rate, the TIBOR Rate, the Term CORRA Rate, or the AUD Screen Rate, as applicable, subject to a 0% floor, or (iii) for RFR Loans, the Daily Simple RFR, subject to a 0% floor, plus in the case of each of clauses (i), (ii), and (iii) the Applicable Rate (each term as defined in the 2024 Credit Agreement). The Applicable Rate (i) for ABR Loans range from 0.50% to 1.25% per annum and (ii) Term Benchmark Loans and RFR Loans range from 1.50% to 2.25% per annum, in each case, based on the Senior Secured Net Leverage Ratio (each term as defined in the 2024 Credit Agreement). Base rate borrowings may only be made in dollars. The Company pays a commitment fee during the term of the 2024 Credit Agreement ranging from 0.25% to 0.40% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio.
Note 9. Stock-based compensation
The Company’s equity incentive plans provide for granting various stock-based awards to eligible employees, non-employee directors, and consultants of the Company. In addition, the Company offers an employee stock purchase plan to eligible employees.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company recognized stock-based compensation expense for all equity arrangements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$2,983	$2,715	$5,611	$4,982
Services	451	323	863	632
Sales and marketing	8,285	9,076	14,674	16,575
Research and development	6,969	6,401	12,400	11,434
General and administrative	7,595	11,668	13,314	16,110
	$26,283	$30,183	$46,862	$49,733
Equity Incentive Plans
Return Target Options
The table below summarizes return target option activity for the six months ended June 30, 2024:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	2,594,622	$6.61	4.3	$29,697
Exercised	(102,763)	6.01		1,285
Outstanding, June 30, 2024	2,491,859	$6.64	3.9	$24,571
Options exercisable at June 30, 2024	2,491,859	$6.64	3.9	$24,571
Vested or expected to vest at June 30, 2024	2,491,859	$6.64	3.9	$24,571
Service-Based Options
The table below summarizes the service-based option activity for the six months ended June 30, 2024:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	1,048,885	$5.54	3.2	$13,129
Exercised	(200,875)	5.67		2,828
Outstanding, June 30, 2024	848,010	$5.51	3.1	$9,317
Options exercisable at June 30, 2024	848,010	$5.51	3.1	$9,317
Vested or expected to vest at June 30, 2024	848,010	$5.51	3.1	$9,317

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Stock Units
RSU activity for the six months ended June 30, 2024 was as follows:

	Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding, December 31, 2023	10,551,679	$24.49
Granted	4,984,772	17.72
Vested	(2,015,812)	25.08
Forfeited	(788,420)	24.61
Outstanding, June 30, 2024	12,732,219	$21.74
RSUs under the 2020 Plan generally vest ratably on an annual basis over four years. There was $225.5 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.8 years as of June 30, 2024. The total fair value of RSUs vested during the six months ended June 30, 2024 was $50.6 million.
In connection with the Company’s former CEO Dean Hager’s Transition and Retirement Agreement, dated May 2, 2023, and his retirement effective September 1, 2023, the Company recognized $5.7 million of incremental stock-based compensation expense during the three months ended June 30, 2023 related to the modification of vested stock options and acceleration of expense of unvested RSUs through the retirement date.
Employee Stock Purchase Plan
As of June 30, 2024 and December 31, 2023, the Company withheld, at the employees’ request, $0.9 million and $1.0 million, respectively, of eligible employee compensation, which is included in accrued liabilities in the condensed consolidated balance sheets, for purchases of common stock under the 2021 ESPP.
As of June 30, 2024, 5,757,984 shares of common stock were reserved for future issuance under the 2021 ESPP. Activity under the 2021 ESPP for the six months ended June 30, 2024 was as follows:

Shares of common stock issued	209,047
Weighted-average purchase price per share	$13.06
Total proceeds to the Company (in thousands)	$2,729
The average grant date fair value for the offering period under the 2021 ESPP that commenced on May 1, 2024 was $5.06 per share. The Company used the following assumptions in the Black-Scholes option pricing model to estimate the fair value:

Expected term	0.5 years
Expected volatility	40.90%
Risk-free interest rate	5.43%
Expected dividend yield	—%
There was $0.6 million of unrecognized compensation expense related to the 2021 ESPP that is expected to be recognized over a period of four months as of June 30, 2024.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 10. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(19,262)	$(36,199)	$(39,786)	$(60,399)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	127,911,770	124,382,767	127,603,390	123,905,072
Basic and diluted net loss per share	$(0.15)	$(0.29)	$(0.31)	$(0.49)
Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period without consideration for potentially dilutive securities. Because we have reported a net loss for the three and six months ended June 30, 2024 and 2023, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods given that the potentially dilutive shares would have been anti-dilutive if included in the calculation.
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	As of June 30,
	2024	2023
Stock options outstanding	3,339,869	4,080,717
Unvested restricted stock units	12,732,219	11,492,003
Shares related to the 2026 Notes	7,475,897	7,475,897
Shares committed under the 2021 ESPP	206,184	223,947
Total potentially dilutive securities	23,754,169	23,272,564
Note 11.     Income taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The following table presents provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Loss before income tax provision	$(17,896)	$(35,093)	$(37,377)	$(58,696)
Income tax provision	(1,366)	(1,106)	(2,409)	(1,703)
Effective tax rate	(7.6)%	(3.2)%	(6.4)%	(2.9)%
For the periods presented, the difference between the statutory rate and the Company’s effective tax rate was primarily due to the valuation allowances on its U.S. and UK tax assets. The effective tax rate is also impacted by state taxes and earnings realized in foreign jurisdictions.
Note 12. Related party transactions
As of June 30, 2024, the Company had accrued $1.8 million related to JNGF pledges, of which $1.2 million was included in accrued liabilities and $0.6 million was included in other liabilities in the condensed consolidated balance sheet. As of December 31, 2023, the Company accrued $2.7 million related to JNGF pledges, of which $1.5 million was included in

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
accrued liabilities and $1.2 million was included in other liabilities in the condensed consolidated balance sheet. The Company may engage in transactions in the ordinary course of business with significant shareholders or other companies whose directors or officers may also serve as directors or officers for the Company. The Company carries out these transactions on customary terms.
Vista is a U.S.-based investment firm that controls the funds which previously owned a majority of the Company. Vista has sold a portion of its investment in the Company such that its funds no longer own a majority of the Company. However, Vista is deemed a related party in accordance with ASC 850 as it continues to be a principal owner of the Company. Other than the share repurchase disclosed in Note 2, there were no material transactions with Vista or its affiliates during the three and six months ended June 30, 2024 and 2023.
Note 13. Restructuring activities
On January 25, 2024, the Company announced a workforce reduction plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The workforce reduction plan impacted approximately 6% of the Company’s full-time employees.
Restructuring charges incurred in connection with the workforce reduction plan during the three and six months ended June 30, 2024 were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(in thousands)
Cost of revenue:
Subscription	$(3)	$7
Sales and marketing	947	6,518
Research and development	(26)	708
General and administrative	61	809
	$979	$8,042
The table above does not include immaterial amounts related to leases recorded to restructuring charges during the three and six months ended June 30, 2024.
The workforce reduction plan was substantially complete by the end of the second quarter of 2024. The following table summarizes our restructuring liability included in accrued liabilities in the condensed consolidated balance sheet (in thousands):

Balance, December 31, 2023	$351
Restructuring charges	8,042
Cash payments	(7,962)
Balance, June 30, 2024	$431

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
We sell our SaaS solutions via a subscription model, through a direct sales force, online, and indirectly via our channel partners, including Apple. Our multi-dimensional go-to-market model and primarily cloud-deployed offering enable us to reach all organizations around the world, large and small, with our software solutions.
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
Investment in growth. Our ability to effectively invest for growth is dependent upon a number of factors, including our ability to offset anticipated increases in operating expenses with revenue growth, our ability to spend our research and development budget efficiently or effectively on compelling innovation and technologies, our ability to accurately predict costs, and our ability to maintain our corporate culture as our business evolves. We plan to continue investing in our business so we can capitalize on our market opportunity. We intend to invest in our sales team to target expansion within our midmarket and enterprise customers and to attract new customers. We expect to continue to make focused investments in marketing to drive brand awareness and enhance the effectiveness of our customer acquisition model. We also intend to continue to invest in our research and development team to develop new and improved products, features, and functionality. Although these investments may increase our operating expenses and, as a result, adversely affect our operating results in the near term, we believe they will contribute to our long-term growth.
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
Partner network development. Our success is dependent not only on our independent efforts to innovate, scale, and reach more customers directly but also on the success of our partners to continue to gain share in the enterprise. With a focus on the user and being the bridge between critical technologies — with Apple, Microsoft, AWS, Google, and Okta as examples — we feel we can help other market participants deliver more to enterprise users with the power of Jamf. We will continue to invest in the relationships with our existing, critical partners, nurture and develop new relationships, and do so globally. We will continue to invest in developing “plus one” solutions and workflows that help tie our software solutions together with those delivered by others.
General and industry-specific economic and market conditions and reductions in IT spending. Our revenue, results of operations, and cash flows depend on the overall demand for our products. The U.S. and other key international economies continue to be impacted, although to a lesser extent, by high levels of inflation, elevated interest rates, financial instability and concerns about volatility in credit, equity, and foreign exchange markets, and overall uncertainty with respect to the economy. These factors could continue to pose the risk of reductions in IT spending by our existing and prospective customers or in requests to renegotiate existing contracts, defaults on payments due on existing contracts, or non-renewals. As result of macroeconomic uncertainty, some of our customers have taken a more moderate outlook when planning their future hiring and device growth needs. We expect these conditions to continue through the remainder of 2024.
In addition, on January 25, 2024, the Company announced a workforce reduction plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth in light of current macroeconomic conditions. The workforce reduction plan impacted approximately 6% of the Company’s full-time employees. A majority of these charges were incurred in the first quarter of 2024, and the execution of the workforce reduction plan was substantially complete by the end of the second quarter of 2024. See Note 13 for additional information.
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
The number of devices on our software platform was 33.6 million and 31.3 million as of June 30, 2024 and 2023, respectively, representing a 7% year-over-year growth rate. The increase in number of devices reflects our growth across industries, products, and geographies.
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
Our ARR was $621.7 million and $547.8 million as of June 30, 2024 and 2023, respectively, which is an increase of 13% year-over-year. The growth in our ARR is primarily driven by device expansion, cross-selling additional solutions to our installed customer base, and the addition of new customers.
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
Our dollar-based net retention rates were 106% and 109% for the trailing twelve months ended June 30, 2024 and 2023, respectively. Our high dollar-based net retention rates are primarily attributable to an expansion of devices and our ability to cross-sell our new solutions to our installed customer base.

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
Gross Profit
Gross profit, or revenue less cost of revenue, has been and will continue to be affected by various factors, including the mix of cloud-based subscription customers, the costs associated with supporting our cloud solution, the extent to which we expand our customer support team, and the extent to which we can increase the efficiency of our technology and infrastructure through technological improvements.
Operating Expenses
Sales and marketing. Sales and marketing expenses consist primarily of employee compensation costs, sales commissions, costs of general marketing and promotional activities, travel-related expenses, restructuring charges, and allocated overhead. Sales commissions as well as associated payroll taxes and retirement plan contributions (together, “contract costs”) that are incremental to the acquisition of customer contracts are capitalized and amortized over the period of benefit, which is estimated to be generally five years.
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
General and administrative. General and administrative expenses consist primarily of employee compensation costs for corporate personnel, such as those in our executive, human resource, facilities, accounting and finance, legal and compliance, and IT departments. General and administrative expenses also include non-personnel costs such as legal, accounting, and other professional fees. In addition, general and administrative expenses include acquisition and integration-related expenses which primarily consist of third-party expenses, such as legal and accounting fees, as well as expense recognized for deferred compensation related to the acquisition of dataJAR. General and administrative expenses also include system transformation costs, which are primarily associated with the implementation of sales software and software supporting our business including enterprise resource planning, as well as the implementation of other systems to provide best-in-class processes, governance, and systems. General and administrative expenses also include restructuring charges.
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
Income Tax Provision
Income tax provision consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Subscription	$149,428	$130,591	$297,781	$257,821
Services	3,497	4,254	7,203	8,638
License	91	244	155	842
Total revenue	153,016	135,089	305,139	267,301
Cost of revenue:
Cost of subscription(1)(2)(3)(5)(6) (exclusive of amortization expense shown below)	28,141	24,186	56,151	47,345
Cost of services(1)(2)(3)(4) (exclusive of amortization expense shown below)	3,619	3,385	7,389	6,677
Amortization expense	3,244	3,312	6,556	6,608
Total cost of revenue	35,004	30,883	70,096	60,630
Gross profit	118,012	104,206	235,043	206,671
Operating expenses:
Sales and marketing(1)(2)(3)(4)(5)(6)	61,905	63,890	126,687	124,098
Research and development(1)(2)(3)(4)(5)(6)	34,753	34,725	69,015	66,797
General and administrative(1)(2)(3)(4)(5)(6)(7)	34,427	35,966	66,625	64,402
Amortization expense	6,895	7,247	13,793	14,488
Total operating expenses	137,980	141,828	276,120	269,785
Loss from operations	(19,968)	(37,622)	(41,077)	(63,114)
Interest income, net	1,641	1,481	3,681	2,766
Foreign currency transaction gain	431	1,048	19	1,652
Loss before income tax provision	(17,896)	(35,093)	(37,377)	(58,696)
Income tax provision	(1,366)	(1,106)	(2,409)	(1,703)
Net loss	$(19,262)	$(36,199)	$(39,786)	$(60,399)
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$2,983	$2,715	$5,611	$4,982
Services	451	323	863	632
Sales and marketing	8,285	9,076	14,674	16,575
Research and development	6,969	6,401	12,400	11,434
General and administrative	7,595	11,668	13,314	16,110
	$26,283	$30,183	$46,862	$49,733

(2) Includes payroll taxes related to stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$45	$71	$182	$83
Services	—	12	24	12
Sales and marketing	57	303	617	407
Research and development	57	175	359	246
General and administrative	171	146	436	222
	$330	$707	$1,618	$970
(3) Includes depreciation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$307	$306	$605	$621
Services	46	39	93	78
Sales and marketing	687	787	1,420	1,592
Research and development	449	456	893	923
General and administrative	251	267	509	528
	$1,740	$1,855	$3,520	$3,742
(4) Includes acquisition-related expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Services	$88	$1	$167	$2
Sales and marketing	—	115	—	115
Research and development	236	124	419	175
General and administrative	2,062	439	4,188	1,145
	$2,386	$679	$4,774	$1,437
(5) Includes system transformation costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$72	$—	$104	$—
Sales and marketing	84	37	135	37
Research and development	—	10	—	10
General and administrative	2,188	1,293	3,974	1,734
	$2,344	$1,340	$4,213	$1,781

(6) Includes restructuring charges as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$(3)	$—	$7	$—
Sales and marketing	947	—	6,518	—
Research and development	(26)	—	708	—
General and administrative	168	—	957	—
	$1,086	$—	$8,190	$—
(7) General and administrative also includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Offering costs	$872	$—	$872	$—
Legal settlements and non-recurring litigation costs	64	—	(133)	—
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(as a percentage of total revenue)
Revenue:
Subscription	98%	97%	98%	97%
Services	2	3	2	3
License	—	—	—	—
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	18	18	18	18
Cost of services (exclusive of amortization expense shown below)	2	3	2	3
Amortization expense	3	2	3	2
Total cost of revenue	23	23	23	23
Gross profit	77	77	77	77
Operating expenses:
Sales and marketing	40	47	41	47
Research and development	23	26	23	25
General and administrative	22	27	22	24
Amortization expense	5	5	4	5
Total operating expenses	90	105	90	101
Loss from operations	(13)	(28)	(13)	(24)
Interest income, net	1	1	1	1
Foreign currency transaction gain	—	1	—	1
Loss before income tax provision	(12)	(26)	(12)	(22)
Income tax provision	(1)	(1)	(1)	(1)
Net loss	(13)%	(27)%	(13)%	(23)%

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
SaaS subscription and support and maintenance	$146,101	$126,566	$19,535	15%	$288,507	$247,328	$41,179	17%
On‑premise subscription	3,327	4,025	(698)	(17)	9,274	10,493	(1,219)	(12)
Subscription revenue	149,428	130,591	18,837	14	297,781	257,821	39,960	15
Professional services	3,497	4,254	(757)	(18)	7,203	8,638	(1,435)	(17)
Perpetual licenses	91	244	(153)	(63)	155	842	(687)	(82)
Non-subscription revenue	3,588	4,498	(910)	(20)	7,358	9,480	(2,122)	(22)
Total revenue	$153,016	$135,089	$17,927	13%	$305,139	$267,301	$37,838	14%
Three and six months ended
For the three and six months ended June 30, 2024, total revenue increased primarily as a result of higher subscription revenue. Subscription revenue accounted for 98% of total revenue for the three and six months ended June 30, 2024 compared to 97% for the three and six months ended June 30, 2023. The increase in subscription revenue was driven by device expansion, cross-selling, and the addition of new customers.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$28,141	$24,186	$3,955	16%	$56,151	$47,345	$8,806	19%
Cost of services (exclusive of amortization expense show below)	3,619	3,385	234	7	7,389	6,677	712	11
Amortization expense	3,244	3,312	(68)	(2)	6,556	6,608	(52)	(1)
Total cost of revenue	$35,004	$30,883	$4,121	13%	$70,096	$60,630	$9,466	16%
Gross margin	77%	77%			77%	77%
Three months ended
For the three months ended June 30, 2024, cost of revenue increased primarily due to an increase in cost of subscription revenue. Cost of subscription revenue increased primarily due to a $1.9 million increase in third-party hosting fees as we increased capacity to support our growth and a $1.0 million increase in employee compensation costs.
Six months ended
For the six months ended June 30, 2024, cost of revenue increased primarily due to an increase in cost of subscription revenue. Cost of subscription revenue increased primarily due to a $5.0 million increase in third-party hosting fees as we increased capacity to support our growth, a $2.0 million increase in employee compensation costs, and a $0.7 million increase in stock-based compensation expense and related payroll taxes.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$61,905	$63,890	$(1,985)	(3)%	$126,687	$124,098	$2,589	2%
Research and development	34,753	34,725	28	—	69,015	66,797	2,218	3
General and administrative	34,427	35,966	(1,539)	(4)	66,625	64,402	2,223	3
Amortization expense	6,895	7,247	(352)	(5)	13,793	14,488	(695)	(5)
Operating expenses	$137,980	$141,828	$(3,848)	(3)%	$276,120	$269,785	$6,335	2%
Three months ended
For the three months ended June 30, 2024, sales and marketing expenses decreased primarily due to a $1.0 million decrease in stock-based compensation and related payroll taxes and a $0.8 million decrease in employee compensation costs, partially offset by restructuring charges of $0.9 million.
For the three months ended June 30, 2024, general and administrative expenses decreased primarily due to a $4.0 million decrease in stock-based compensation expense and related payroll taxes and a $0.5 million decrease in premium for directors and officers insurance due to improved market conditions for such insurance, partially offset by a $1.6 million increase in acquisition-related expense primarily due to expense recognized for deferred compensation related to the acquisition of dataJAR, a $0.9 million increase related to system transformation costs, and a $0.9 million increase in offering costs.
Six months ended
For the six months ended June 30, 2024, sales and marketing expenses increased primarily due to restructuring charges of $6.5 million, partially offset by a $1.7 million decrease in stock-based compensation and related payroll taxes, a $0.6 million decrease in marketing costs, and a $0.6 million decrease in travel-related expenses.
For the six months ended June 30, 2024, research and development expenses increased primarily due to a $1.1 million increase in employee compensation costs, a $1.1 million increase in stock-based compensation and related payroll taxes, and restructuring charges of $0.7 million.
For the six months ended June 30, 2024, general and administrative expenses increased due to a $3.0 million increase in acquisition-related expense primarily due to expense recognized for deferred compensation related to the acquisition of dataJAR, a $2.2 million increase related to system transformation costs, and restructuring charges of $1.0 million, partially offset by a $2.6 million decrease in stock-based compensation and related payroll taxes and a $0.9 million decrease in premium for directors and officers insurance due to improved market conditions for such insurance.
Interest Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Interest income, net	$1,641	$1,481	$160	11%	$3,681	$2,766	$915	33%
Three and six months ended
For the three and six months ended June 30, 2024, interest income, net increased primarily due to higher earned interest rates and higher average invested balances.

Foreign Currency Transaction Gain

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Foreign currency transaction gain	$431	$1,048	$(617)	(59)%	$19	$1,652	$(1,633)	(99)%
Three and six months ended
For the three and six months ended June 30, 2024, the change in foreign currency transaction gain was primarily due to the impact of changes in foreign currency exchange rates, primarily the GBP and EUR.
Income Tax Provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Income tax provision	$(1,366)	$(1,106)	$(260)	24%	$(2,409)	$(1,703)	$(706)	41%
Effective tax rate	(7.6)%	(3.2)%			(6.4)%	(2.9)%
Three and six months ended
The change in the effective tax rate for the three and six months ended June 30, 2024 compared to the prior year period was primarily due to international growth.
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
Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin
We use non-GAAP gross profit and non-GAAP gross profit margin, and believe it is useful to our investors, to understand and evaluate our operating performance and trends and to prepare and approve our annual budget. We define non-GAAP gross profit as gross profit, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, and restructuring charges. Acquisition-related expense includes acquisition and integration-related expenses which primarily consist of third-party expenses, such as legal and accounting fees, as well as expense recognized for deferred compensation related to the acquisition of dataJAR. System transformation costs are primarily associated with the implementation of updated sales software and software supporting our business including enterprise resource planning, as well as the implementation of other systems to provide best-in-class processes, governance, and systems. The transformation includes a comprehensive redesign in our systems, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. Restructuring charges for the three and six months ended June 30, 2024 primarily include severance payments related to the workforce reduction plan announced in January 2024. We define non-GAAP gross profit margin as non-GAAP gross profit as a percentage of total revenue.
A reconciliation of non-GAAP gross profit to gross profit and non-GAAP gross profit margin to gross profit margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Gross profit	$118,012	$104,206	$235,043	$206,671
Amortization expense	3,244	3,312	6,556	6,608
Stock-based compensation	3,434	3,038	6,474	5,614
Acquisition-related expense	88	1	167	2
Payroll taxes related to stock-based compensation	45	83	206	95
System transformation costs	72	—	104	—
Restructuring charges	(3)	—	7	—
Non-GAAP gross profit	$124,892	$110,640	$248,557	$218,990
Gross profit margin	77%	77%	77%	77%
Non-GAAP gross profit margin	82%	82%	81%	82%
Non-GAAP Operating Income and Non-GAAP Operating Income Margin
We use non-GAAP operating income and non-GAAP operating income margin, and believe it is useful for our investors, to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We define non-GAAP operating income as operating loss, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs. We define non-GAAP operating income margin as non-GAAP operating income as a percentage of total revenue.

A reconciliation of non-GAAP operating income to operating loss and non-GAAP operating income margin to operating loss margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating loss	$(19,968)	$(37,622)	$(41,077)	$(63,114)
Amortization expense	10,139	10,559	20,349	21,096
Stock-based compensation	26,283	30,183	46,862	49,733
Acquisition-related expense	2,386	679	4,774	1,437
Offering costs	872	—	872	—
Payroll taxes related to stock-based compensation	330	707	1,618	970
System transformation costs	2,344	1,340	4,213	1,781
Restructuring charges	1,086	—	8,190	—
Legal settlements and non-recurring litigation costs	64	—	(133)	—
Non-GAAP operating income	$23,536	$5,846	$45,668	$11,903
Operating loss margin	(13)%	(28)%	(13)%	(24)%
Non-GAAP operating income margin	15%	4%	15%	4%
Non-GAAP Net Income
We use non-GAAP net income, and believe it is useful for our investors, to understand and evaluate our operating performance and trends. We define non-GAAP net income as net loss, adjusted for income tax provision, amortization expense, stock-based compensation expense, foreign currency transaction gain, amortization of debt issuance costs, acquisition-related expense, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. statutory tax rate.
We define non-GAAP income before income taxes as loss before income taxes adjusted for amortization expense, stock-based compensation expense, foreign currency transaction gain, amortization of debt issuance costs, acquisition-related expense, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs.
We define non-GAAP provision for income taxes as the current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. statutory tax rate.

A reconciliation of non-GAAP net income to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(19,262)	$(36,199)	$(39,786)	$(60,399)
Exclude: income tax provision	(1,366)	(1,106)	(2,409)	(1,703)
Loss before income tax provision	(17,896)	(35,093)	(37,377)	(58,696)
Amortization expense	10,139	10,559	20,349	21,096
Stock-based compensation	26,283	30,183	46,862	49,733
Foreign currency transaction gain	(431)	(1,048)	(19)	(1,652)
Amortization of debt issuance costs	708	684	1,397	1,368
Acquisition-related expense	2,386	679	4,774	1,437
Offering costs	872	—	872	—
Payroll taxes related to stock-based compensation	330	707	1,618	970
System transformation costs	2,344	1,340	4,213	1,781
Restructuring charges	1,086	—	8,190	—
Legal settlements and non-recurring litigation costs	64	—	(133)	—
Non-GAAP income before income taxes	25,885	8,011	50,746	16,037
Non-GAAP provision for income taxes (1)	(6,212)	(1,923)	(12,179)	(3,849)
Non-GAAP net income	$19,673	$6,088	$38,567	$12,188
(1) In accordance with the SEC’s Non-GAAP Financial Measures Compliance and Disclosure Interpretation, the Company’s blended U.S. statutory rate of 24% is used as an estimate for the current and deferred income tax expense associated with our non-GAAP income before income taxes.
Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted for interest income, net, provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, foreign currency transaction gain, acquisition-related expense, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs.
A reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(19,262)	$(36,199)	$(39,786)	$(60,399)
Interest income, net	(1,641)	(1,481)	(3,681)	(2,766)
Provision for income taxes	1,366	1,106	2,409	1,703
Depreciation expense	1,740	1,855	3,520	3,742
Amortization expense	10,139	10,559	20,349	21,096
Stock-based compensation	26,283	30,183	46,862	49,733
Foreign currency transaction gain	(431)	(1,048)	(19)	(1,652)
Acquisition-related expense	2,386	679	4,774	1,437
Offering costs	872	—	872	—
Payroll taxes related to stock-based compensation	330	707	1,618	970
System transformation costs	2,344	1,340	4,213	1,781
Restructuring charges	1,086	—	8,190	—
Legal settlements and non-recurring litigation costs	64	—	(133)	—
Adjusted EBITDA	$25,276	$7,701	$49,188	$15,645

Liquidity and Capital Resources
General
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $200.9 million, which were held for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions, as well as the available balance of the 2024 Revolving Credit Facility of $174.1 million. On May 3, 2024, the Company entered into the 2024 Credit Agreement to refinance the Company’s existing 2020 Revolving Credit Facility. The 2024 Credit Agreement increased our revolving credit facility from $150.0 million to $175.0 million and has a scheduled maturity date of May 3, 2029. The 2024 Credit Agreement is subject to a spring maturity date on or after June 2, 2026 in the event of certain conditions as defined in the 2024 Credit Agreement, which is filed as Exhibit 10.1 hereto and incorporated by reference herein. Our cash and cash equivalents are comprised of cash, money market deposit accounts, and money market funds with original maturities at the time of purchase of three months or less. Our cash and cash equivalents are held at a diversified portfolio of investment grade global banks and money market investments. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to make continued investments in supporting the growth of our business in the future.
A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2024, we had deferred revenue of $370.2 million, of which $314.9 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
As of June 30, 2024, there were no amounts outstanding under the 2024 Credit Agreement, other than $0.9 million in outstanding letters of credit. As of June 30, 2024, there was $368.2 million outstanding on our 2026 Notes, which mature on September 1, 2026. See Note 8 for additional information on our 2024 Credit Agreement and 2026 Notes.
In May 2024, the Company repurchased and subsequently retired 2,000,000 shares of our common stock from underwriters in a secondary offering by funds affiliated with Vista for an aggregate purchase price of $35.4 million in connection with Vista’s sale of shares through an underwritten secondary offering. See Note 2 for more information.
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
As of June 30, 2024, our principal commitments consist of obligations under our 2026 Notes, contractual agreements for hosting services and other support software, and operating leases for office space. In the second quarter of 2024, the Company entered into a contractual agreement with an unrelated party for hosting services, which includes a non-cancelable commitment of $30.4 million over the next five years. There have been no other material changes to our commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing, and financing activities for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(1,591)	$(13,231)
Net cash used in investing activities	(5,538)	(2,561)
Net cash (used in) provided by financing activities	(38,947)	2,482
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(216)	92
Net decrease in cash, cash equivalents, and restricted cash	(46,292)	(13,218)
Cash, cash equivalents, and restricted cash, beginning of period	250,809	231,921
Cash, cash equivalents, and restricted cash, end of period	$204,517	$218,703
Cash paid for interest	$420	$391
Cash paid for purchases of equipment and leasehold improvements	2,733	1,786
Operating Activities
Our largest source of operating cash is cash collections from our subscription customers. Our primary use of cash from operating activities is employee-related expenditures, marketing expenses, and third-party hosting costs.
During the six months ended June 30, 2024, net cash used in operating activities was $1.6 million, a decrease of $11.6 million compared to the six months ended June 30, 2023. The decrease was primarily attributable to an increase in cash received from our customers and $6.0 million paid for contingent consideration in 2023, partially offset by a $13.1 million increase in cash paid for system transformation costs, $8.6 million of restructuring charges paid, and an increase in cash paid for third-party hosting costs.
Investing Activities
During the six months ended June 30, 2024, net cash used in investing activities was $5.5 million, an increase of $3.0 million compared to the six months ended June 30, 2023. The increase was primarily attributable to a $1.8 million increase in purchases of investments and a $0.9 million increase in purchases of equipment and leasehold improvements.
Financing Activities
During the six months ended June 30, 2024, net cash used in financing activities was $38.9 million compared to net cash provided by financing activities of $2.5 million for the six months ended June 30, 2023. The change was primarily attributable to $35.4 million paid for the repurchase and retirement of common stock, $3.6 million for the release of the ZecOps escrow, $1.5 million paid for debt issuance costs related to refinancing the revolving credit facility, and a $1.2 million decrease in proceeds from the exercise of stock options.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2024. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2023 for a detailed discussion of our market risks.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchases for the three months ended June 30, 2024 were as follows:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1, 2024 – April 30, 2024	—		$—	—	$—
May 1, 2024 – May 31, 2024	2,000,000	(1)	$17.52	—	$—
June 1, 2024 – June 30, 2024	—		$—	—	$—
	2,000,000			—
(1) In May 2024, funds affiliated with Vista sold 8,956,522 shares of our common stock in an underwritten secondary offering. In connection with this offering, we repurchased 2,000,000 shares of our common stock that were subject to the offering from the underwriters at the per-share price paid by the underwriters, or $17.52 per share, for an aggregate purchase price of $35.4 million. These shares were purchased on May 16, 2024 and were subsequently retired. The terms and conditions of the stock repurchase were reviewed and approved by each of the audit committee members of our Board and our full Board.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Insider Trading Arrangements
On May 21, 2024, Linh Lam, the Company’s Chief Information Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Lam’s trading plan provides for the potential sale of up to 73,406 shares of common stock, subject to certain conditions, from on or about August 20, 2024 through May 21, 2025.
On June 7, 2024, Elizabeth Benz, the Company’s Chief Sales Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Benz’s trading plan provides for the potential sale of up to 171,873 shares of common stock, subject to certain conditions, from September 7, 2024 through July 1, 2025.

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

10.1
Credit Agreement, dated as of May 3, 2024, by and among JAMF Holdings, Inc., as borrower, Juno Intermediate, Inc., as a guarantor, Juno Parent, LLC, as a guarantor, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 8, 2024).

10.2	Letter Agreement, between JAMF Holdings, Inc. and Beth Tschida, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

JAMF HOLDING CORP. (Registrant)

Date: August 7, 2024	By:	/s/ Ian Goodkind
Ian Goodkind
Chief Financial Officer (Principal Financial and Accounting Officer)