Form 10-Q
period 2024-09-30
Jamf Holding Corp.
filed 2024-11-07
CIK 1721947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 29, 2024, the registrant had 128,444,986 shares of common stock, $0.001 par value, outstanding.

JAMF HOLDING CORP.

GLOSSARY
We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q. These terms are defined below. Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company,” “we,” “us,” or “our.”

Term	Definition
2020 Credit Agreement	Credit agreement dated July 27, 2020, as amended, supplemented, or modified
2020 Plan	Jamf Holding Corp. Omnibus Incentive Plan
2020 Revolving Credit Facility	Revolving credit facility available under the 2020 Credit Agreement
2021 ESPP	Jamf Holding Corp. 2021 Employee Stock Purchase Plan
2024 Credit Agreement	Credit agreement, dated as of May 3, 2024
2024 Revolving Credit Facility	Revolving credit facility available under the 2024 Credit Agreement
2026 Notes	Convertible Senior Notes due 2026
ARR	Annual Recurring Revenue
AWS	Amazon Web Services
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 850	ASC Topic 850, Related Party Disclosures
ASU	Accounting Standards Update
Board	Board of Directors
CCA	Cloud computing arrangement
CEO	Chief executive officer
CODM	Chief operating decision maker
Current Period ARR	ARR from the same cohort of customers used to calculate Prior Period ARR as of the current period end
dataJAR	Data Jar Ltd.
dataJAR Purchase Agreement	Share Purchase Agreement, dated as of July 13, 2023, entered into in connection with the acquisition of dataJAR
Digita	Digita Security LLC
EUR	Euro
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. generally accepted accounting principles
GBP	British pound sterling
IT	Information technology
JNGF	Jamf Nation Global Foundation
JNUC	Jamf Nation User Conference
MSP	Managed services provider
Prior Period ARR	ARR from the cohort of all customers as of 12 months prior to period end
RSU	Restricted stock unit
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
SMBs	Small-to-medium-sized businesses
UK	United Kingdom
U.S.	United States
Vista	Vista Equity Partners, LLC and its affiliates
ZecOps	ZecOps, Inc.

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements
JAMF HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$218,426	$243,576
Trade accounts receivable, net of allowances of $460 and $444 at September 30, 2024 and December 31, 2023, respectively	114,018	108,240
Deferred contract costs	26,643	23,508
Prepaid expenses	18,861	14,255
Other current assets	20,787	13,055
Total current assets	398,735	402,634
Equipment and leasehold improvements, net	18,773	15,184
Goodwill	900,092	887,121
Other intangible assets, net	160,505	187,891
Deferred contract costs, non-current	56,679	53,070
Other assets	49,426	43,752
Total assets	$1,584,210	$1,589,652
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,965	$25,909
Accrued liabilities	69,526	77,447
Income taxes payable	1,430	1,248
Deferred revenue	326,107	317,546
Total current liabilities	419,028	422,150
Deferred revenue, non-current	52,110	55,886
Deferred tax liability, net	5,327	5,952
Convertible senior notes, net	368,883	366,999
Other liabilities	18,333	21,118
Total liabilities	863,681	872,105
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at September 30, 2024 and December 31, 2023; 128,271,786 and 126,938,102 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	125	126
Additional paid‑in capital	1,241,716	1,162,993
Accumulated other comprehensive loss	(15,135)	(26,777)
Accumulated deficit	(506,177)	(418,795)
Total stockholders’ equity	720,529	717,547
Total liabilities and stockholders’ equity	$1,584,210	$1,589,652
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription	$156,070	$138,521	$453,851	$396,342
Services	3,192	3,956	10,395	12,594
License	24	148	179	990
Total revenue	159,286	142,625	464,425	409,926
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	29,149	25,009	85,300	72,354
Cost of services (exclusive of amortization expense shown below)	3,831	3,736	11,220	10,413
Amortization expense	3,048	3,494	9,604	10,102
Total cost of revenue	36,028	32,239	106,124	92,869
Gross profit	123,258	110,386	358,301	317,057
Operating expenses:
Sales and marketing	60,056	64,239	186,743	188,337
Research and development	35,977	34,704	104,992	101,501
General and administrative	36,136	35,896	102,761	100,298
Amortization expense	6,948	7,420	20,741	21,908
Total operating expenses	139,117	142,259	415,237	412,044
Loss from operations	(15,859)	(31,873)	(56,936)	(94,987)
Interest income, net	1,574	1,687	5,255	4,453
Foreign currency transaction gain (loss)	3,354	(2,647)	3,373	(995)
Loss before income tax (provision) benefit	(10,931)	(32,833)	(48,308)	(91,529)
Income tax (provision) benefit	(1,310)	556	(3,719)	(1,147)
Net loss	$(12,241)	$(32,277)	$(52,027)	$(92,676)
Net loss per share, basic and diluted	$(0.10)	$(0.26)	$(0.41)	$(0.74)
Weighted‑average shares used to compute net loss per share, basic and diluted	127,995,266	125,537,246	127,736,456	124,455,109
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(12,241)	$(32,277)	$(52,027)	$(92,676)
Other comprehensive income (loss):
Foreign currency translation adjustments	13,143	(7,694)	11,642	3,900
Total other comprehensive income (loss)	13,143	(7,694)	11,642	3,900
Comprehensive income (loss)	$902	$(39,971)	$(40,385)	$(88,776)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount

Three Months Ended September 30, 2024:

Balance, June 30, 2024	127,466,599	$124	$1,214,340	$(28,278)	$(493,936)	$692,250
Exercise of stock options	317,251	1	1,969	—	—	1,970
Vesting of restricted stock units	487,936	—	—	—	—	—
Stock-based compensation	—	—	25,407	—	—	25,407
Foreign currency translation adjustments	—	—	—	13,143	—	13,143
Net loss	—	—	—	—	(12,241)	(12,241)
Balance, September 30, 2024	128,271,786	$125	$1,241,716	$(15,135)	$(506,177)	$720,529

Three Months Ended September 30, 2023:

Balance, June 30, 2023	124,890,541	$125	$1,105,703	$(28,357)	$(369,108)	$708,363
Exercise of stock options	370,564	—	2,675	—	—	2,675
Vesting of restricted stock units	464,899	1	—	—	—	1
Stock-based compensation	—	—	28,349	—	—	28,349
Foreign currency translation adjustments	—	—	—	(7,694)	—	(7,694)
Net loss	—	—	—	—	(32,277)	(32,277)
Balance, September 30, 2023	125,726,004	$126	$1,136,727	$(36,051)	$(401,385)	$699,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

	Stock Class		Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Common
	Shares	Amount

Nine Months Ended September 30, 2024:

Balance, December 31, 2023	126,938,102	$126	$1,162,993	$(26,777)	$(418,795)	$717,547
Repurchase and retirement of common stock	(2,000,000)	(2)	—	—	(35,355)	(35,357)
Exercise of stock options	620,889	1	3,725	—	—	3,726
Vesting of restricted stock units	2,503,748	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	209,047	—	2,729	—	—	2,729
Stock-based compensation	—	—	72,269	—	—	72,269
Foreign currency translation adjustments	—	—	—	11,642	—	11,642
Net loss	—	—	—	—	(52,027)	(52,027)
Balance, September 30, 2024	128,271,786	$125	$1,241,716	$(15,135)	$(506,177)	$720,529

Nine Months Ended September 30, 2023:

Balance, December 31, 2022	123,170,172	$123	$1,049,875	$(39,951)	$(308,709)	$701,338
Exercise of stock options	778,589	1	5,639	—	—	5,640
Vesting of restricted stock units	1,572,281	2	—	—	—	2
Issuance of common stock under the employee stock purchase plan	204,962	—	3,131	—	—	3,131
Stock-based compensation	—	—	78,082	—	—	78,082
Foreign currency translation adjustments	—	—	—	3,900	—	3,900
Net loss	—	—	—	—	(92,676)	(92,676)
Balance, September 30, 2023	125,726,004	$126	$1,136,727	$(36,051)	$(401,385)	$699,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(52,027)	$(92,676)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	35,683	37,603
Amortization of deferred contract costs	19,791	15,565
Amortization of capitalized CCA implementation costs	1,065	—
Amortization of debt issuance costs	2,119	2,055
Non-cash lease expense	4,235	4,443
Provision for credit losses and returns	173	226
Stock-based compensation	72,269	78,082
Deferred tax benefit	(363)	(1,973)
Other	(4,462)	584
Changes in operating assets and liabilities:
Trade accounts receivable	(5,796)	(6,512)
Prepaid expenses and other assets	(18,690)	(7,071)
Deferred contract costs	(26,235)	(28,839)
Accounts payable	(4,059)	4,916
Accrued liabilities	(6,957)	(7,370)
Income taxes payable	200	500
Deferred revenue	4,521	20,512
Other liabilities	49	—
Net cash provided by operating activities	21,516	20,045
Investing activities
Acquisitions, net of cash acquired	—	(18,797)
Purchases of equipment and leasehold improvements	(6,674)	(2,522)
Purchase of investments	(2,500)	(750)
Other	(303)	(14)
Net cash used in investing activities	(9,477)	(22,083)
Financing activities
Debt issuance costs	(1,549)	—
Cash paid for offering costs	(872)	—
Cash paid for contingent consideration	—	(206)
Payment of acquisition-related holdback	(6,811)	(277)
Repurchase and retirement of common stock	(35,357)	—
Proceeds from the exercise of stock options	3,726	5,640
Net cash (used in) provided by financing activities	(40,863)	5,157
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	102	(190)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(28,722)	2,929
Cash, cash equivalents, and restricted cash, beginning of period	250,809	231,921
Cash, cash equivalents, and restricted cash, end of period	$222,087	$234,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$727	$704
Income taxes, net of refunds	3,752	2,807
Non-cash activities:
Employee stock purchase plan	2,729	3,131
Operating lease assets obtained in exchange for operating lease liabilities	4,641	768
Purchases of equipment and leasehold improvements accrued but not paid	851	159

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$218,426	$227,619
Restricted cash included in other current assets	3,661	3,631
Restricted cash included in other assets	—	3,600
Total cash, cash equivalents, and restricted cash	$222,087	$234,850
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
Unaudited interim condensed consolidated financial information
The interim condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations, of comprehensive income (loss), and of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2023 was derived from our audited consolidated financial statements that were included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. All adjustments made were of a normal recurring nature. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future period.
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
Revenue by geographic region as determined based on the location where the sale originated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
The Americas (1)	$104,750	$95,469	$307,968	$276,720
Europe, the Middle East, India, and Africa	41,399	36,639	119,709	102,365
Asia Pacific	13,137	10,517	36,748	30,841
	$159,286	$142,625	$464,425	$409,926
(1) The vast majority of our Americas revenue comes from the U.S.
Note 2. Summary of significant accounting policies
The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the three and nine months ended September 30, 2024. The following describes the impact of certain policies.
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
Disaggregation of Revenue
The Company separates revenue into subscription and non-subscription categories to disaggregate the revenue that is term-based and renewable from the revenue that is one-time in nature. Revenue from subscription and non-subscription contractual arrangements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
SaaS subscription and support and maintenance	$151,485	$133,626	$439,992	$380,954
On‑premise subscription	4,585	4,895	13,859	15,388
Subscription revenue	156,070	138,521	453,851	396,342
Professional services	3,192	3,956	10,395	12,594
Perpetual licenses	24	148	179	990
Non‑subscription revenue	3,216	4,104	10,574	13,584
Total revenue	$159,286	$142,625	$464,425	$409,926

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Contract Balances
Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance, and services in advance. Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of the period	$370,206	$355,051	$373,432	$346,150
Acquisitions	—	3,230	—	3,230
Revenue earned	(126,921)	(114,780)	(287,082)	(250,724)
Deferral of revenue	140,159	127,803	297,094	272,274
Other (1)	(5,227)	(1,550)	(5,227)	(1,176)
Balance, end of the period	$378,217	$369,754	$378,217	$369,754
(1) Includes contract assets netted against contract liabilities on a contract-by-contract basis.
There were no significant changes to our contract assets and liabilities during the three and nine months ended September 30, 2024 and 2023 outside of our sales activities.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts to be invoiced. As of September 30, 2024, the Company had $525.2 million of remaining performance obligations, with 72% expected to be recognized as revenue over the succeeding 12 months, and the remainder generally expected to be recognized over the three years thereafter.
Deferred Contract Costs
Sales commissions, as well as associated payroll taxes and retirement plan contributions (together, “contract costs”), that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the condensed consolidated balance sheets when the period of benefit is determined to be greater than one year.
Total amortization of contract costs was $6.9 million and $5.6 million for the three months ended September 30, 2024 and 2023, respectively, and $19.8 million and $15.6 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company periodically reviews these deferred contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three and nine months ended September 30, 2024 or 2023.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Cloud computing arrangements
Capitalized costs associated with the implementation of cloud computing arrangements were as follows:

Balance Sheet Classification	September 30, 2024	December 31, 2023
	(in thousands)
Other current assets	$6,388	$1,860
Other assets	19,245	10,891
Capitalized cloud computing implementation costs, gross	25,633	12,751
Less: accumulated amortization	(1,065)	—
Capitalized cloud computing implementation costs, net	$24,568	$12,751
Amortization expense related to capitalized cloud computing implementation costs was $1.1 million for both the three and nine months ended September 30, 2024.
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
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires companies to disclose additional information about certain expenses in the notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effect the standard will have on disclosures within its condensed consolidated financial statements.
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The fair value of these financial instruments were as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$128,819	$—	$—	$128,819
Total cash equivalents	$128,819	$—	$—	$128,819

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$151,209	$—	$—	$151,209
Total cash equivalents	$151,209	$—	$—	$151,209
The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above.
The contingent consideration associated with the Digita acquisition in 2019 was measured and recorded at fair value on a recurring basis. The Company made the final payment related to the Digita contingent consideration in the first quarter of 2023. The following table provides a summary of the changes in contingent consideration, which was classified as Level 3, for the nine months ended September 30, 2023 (in thousands):

Balance, beginning of period	$6,206
Total (gains) losses included in:
Net loss	—
Payments	(6,206)
Balance, end of period	$—
Fair value measurements of other financial instruments
The following table presents the net carrying value and estimated fair value of the 2026 Notes, which are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2024		December 31, 2023
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$368,883	$336,674	$366,999	$319,283

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of September 30, 2024 and December 31, 2023, the difference between the net carrying value of the 2026 Notes and the principal amount of $373.8 million represents the unamortized debt issuance costs of $4.9 million and $6.8 million, respectively. See Note 8 for more information. The estimated fair value of the 2026 Notes, which is classified as Level 2, was determined based on quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.
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
In addition, the terms of the dataJAR Purchase Agreement provided for additional future payments to the sellers in the amount of up to £6.5 million (or approximately $8.4 million using the exchange rate on July 13, 2023) if certain key employees continued their employment with the Company through July 13, 2024. This expense was recognized on a straight-line basis over the requisite service period in general and administrative expenses in the condensed consolidated statement of operations. The Company recognized expense of $0.4 million and $4.5 million related to this agreement during the three and nine months ended September 30, 2024, respectively. The Company recognized expense of $1.7 million related to this agreement during the three months ended September 30, 2023. The Company paid £6.5 million (or approximately $8.4 million using the exchange rate on the date of payment) in deferred consideration related to this agreement to the sellers on July 15, 2024.
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
Note 5. Goodwill and other intangible assets
The change in the carrying amount of goodwill was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Goodwill, beginning of period	$885,404	$867,909	$887,121	$856,925
Goodwill acquired	—	17,550	—	17,550
Measurement period adjustments	—	—	—	339
Foreign currency translation adjustment	14,688	(8,637)	12,971	2,008
Goodwill, end of period	$900,092	$876,822	$900,092	$876,822

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	September 30, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	8 years	$34,300	$29,512	$—	$4,788	1.1 years
Customer relationships	5 ‑ 12 years	257,308	136,423	(940)	119,945	5.5 years
Developed technology	5 - 6.5 years	75,487	36,723	(3,731)	35,033	3.2 years
Non‑competes	3 years	1,349	855	—	494	1.1 years
Intellectual property	5 years	270	25	—	245	4.5 years
Total intangible assets		$368,714	$203,538	$(4,671)	$160,505

	December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,700	$26,630	$(35)	$8,035	1.8 years
Customer relationships	5 ‑ 12 years	257,308	119,396	(1,781)	136,131	6.2 years
Developed technology	5 - 6.5 years	84,647	36,235	(5,148)	43,264	3.9 years
Non‑competes	2.5 - 3 years	3,099	2,267	(172)	660	1.8 years
Order backlog	2.5 years	3,800	3,800	(199)	(199)	0.0 years
Total intangible assets		$383,554	$188,328	$(7,335)	$187,891
Amortization expense was $10.0 million and $10.9 million for the three months ended September 30, 2024 and 2023, respectively, and $30.3 million and $32.0 million for the nine months ended September 30, 2024 and 2023, respectively.
There were no impairments to goodwill or intangible assets during the three and nine months ended September 30, 2024 and 2023.
Note 6. Leases
Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	September 30, 2024	December 31, 2023
		(in thousands)
Assets
Operating lease assets	Other assets	$18,165	$17,661

Liabilities
Operating lease liabilities - current	Accrued liabilities	$5,213	$5,766
Operating lease liabilities - non-current	Other liabilities	17,975	16,320
Total operating lease liabilities		$23,188	$22,086

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
Contingencies
From time to time, the Company may be subject to various claims, charges, and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company had no material liabilities for contingencies as of September 30, 2024 or December 31, 2023.
Note 8. Debt
The following table summarizes the balances and availability of our 2026 Notes and 2024 Revolving Credit Facility:

	Outstanding (1)		Unutilized Amount		Interest Rate			Maturity Date
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024		December 31, 2023
	(in thousands)
2026 Notes	$368,883	$366,999	N/A	N/A	0.125%		0.125%	Sept. 1, 2026
2024 Revolving Credit Facility	983	N/A	$174,017	N/A	1.50%	(2)	N/A	May 3, 2029
(1) Represents the net carrying amount of our 2026 Notes and outstanding letters of credit under the 2024 Revolving Credit Facility.
(2) Represents the rate on the outstanding letters of credit under the 2024 Revolving Credit Facility.
Convertible Senior Notes
On September 17, 2021, the Company issued $373.8 million aggregate principal amount of 0.125% 2026 Notes in a private offering. The initial conversion rate for the 2026 Notes is 20.0024 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $49.99 per share of common stock. As of September 30, 2024, the conditions allowing holders of the 2026 Notes to convert were not met.
The following table sets forth the interest expense related to the 2026 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Contractual interest expense	$116	$116	$350	$350
Amortization of issuance costs	629	624	1,884	1,869
The effective interest rate on the 2026 Notes was 0.81% for both the three and nine months ended September 30, 2024 and 2023. See Note 3 for additional information on the Company’s 2026 Notes.
Credit Agreement
On May 3, 2024, the Company entered into the 2024 Credit Agreement to refinance the Company’s 2020 Revolving Credit Facility. The 2024 Credit Agreement provides for the 2024 Revolving Credit Facility of $175.0 million, which may be increased or decreased under specific circumstances, with a $40.0 million letter of credit sublimit and a $50.0 million

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
alternative currency sublimit. In addition, the 2024 Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. The 2024 Credit Agreement is subject to a springing maturity date on or after June 2, 2026 in the event of certain conditions as defined in the 2024 Credit Agreement. The 2024 Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants, and events of default. We were in compliance with such covenants as of September 30, 2024. As of September 30, 2024, debt issuance costs related to the 2024 Credit Agreement of $1.7 million were included in other assets in the condensed consolidated balance sheet.
The interest rates applicable to revolving borrowings under the 2024 Credit Agreement are, at the Company’s option, either (i) for ABR Loans, a base rate, which is equal to the greater of (a) the Prime Rate, (b) the NYFRB Rate plus 0.5%, and (c) the Term SOFR Rate for a one month interest period plus 1%, subject to a 1% floor, (ii) for Term Benchmark Loans, a benchmark rate, which is equal to the Term SOFR Rate, the EURIBOR Rate, the TIBOR Rate, the Term CORRA Rate, or the AUD Screen Rate, as applicable, subject to a 0% floor, or (iii) for RFR Loans, the Daily Simple RFR, subject to a 0% floor, plus in the case of each of clauses (i), (ii), and (iii) the Applicable Rate (each term as defined in the 2024 Credit Agreement). The Applicable Rate (i) for ABR Loans range from 0.50% to 1.25% per annum and (ii) Term Benchmark Loans and RFR Loans range from 1.50% to 2.25% per annum, in each case, based on the Senior Secured Net Leverage Ratio (each term as defined in the 2024 Credit Agreement). Base rate borrowings may only be made in dollars. The Company pays a commitment fee during the term of the 2024 Credit Agreement ranging from 0.25% to 0.40% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio.
Note 9. Stock-based compensation
The Company’s equity incentive plans provide for granting various stock-based awards to eligible employees, non-employee directors, and consultants of the Company. In addition, the Company offers an employee stock purchase plan to eligible employees.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company recognized stock-based compensation expense for all equity arrangements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$2,931	$2,653	$8,542	$7,635
Services	445	362	1,308	994
Sales and marketing	7,887	8,493	22,561	25,068
Research and development	6,581	6,429	18,981	17,863
General and administrative	7,563	10,412	20,877	26,522
	$25,407	$28,349	$72,269	$78,082
Equity Incentive Plans
Return Target Options
The table below summarizes return target option activity for the nine months ended September 30, 2024:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	2,594,622	$6.61	4.3	$29,697
Exercised	(329,347)	6.30		3,955
Outstanding, September 30, 2024	2,265,275	$6.66	4.0	$24,215
Options exercisable at September 30, 2024	2,265,275	$6.66	4.0	$24,215
Vested or expected to vest at September 30, 2024	2,265,275	$6.66	4.0	$24,215
Service-Based Options
The table below summarizes the service-based option activity for the nine months ended September 30, 2024:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	1,048,885	$5.54	3.2	$13,129
Exercised	(291,542)	5.61		4,001
Outstanding, September 30, 2024	757,343	$5.52	3.2	$8,963
Options exercisable at September 30, 2024	757,343	$5.52	3.2	$8,963
Vested or expected to vest at September 30, 2024	757,343	$5.52	3.2	$8,963

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Stock Units
RSU activity for the nine months ended September 30, 2024 was as follows:

	Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding, December 31, 2023	10,551,679	$24.49
Granted	5,124,954	17.73
Vested	(2,503,748)	25.30
Forfeited	(942,334)	24.22
Outstanding, September 30, 2024	12,230,551	$21.51
RSUs under the 2020 Plan generally vest ratably on an annual basis over four years. There was $196.0 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.6 years as of September 30, 2024. The total fair value of RSUs vested during the nine months ended September 30, 2024 was $63.4 million.
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
Employee Stock Purchase Plan
As of September 30, 2024 and December 31, 2023, the Company withheld, at the employees’ request, $2.3 million and $1.0 million, respectively, of eligible employee compensation, which is included in accrued liabilities in the condensed consolidated balance sheets, for purchases of common stock under the 2021 ESPP.
As of September 30, 2024, 5,757,984 shares of common stock were reserved for future issuance under the 2021 ESPP. Activity under the 2021 ESPP for the nine months ended September 30, 2024 was as follows:

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
There was $0.2 million of unrecognized compensation expense related to the 2021 ESPP that is expected to be recognized over a period of one month as of September 30, 2024.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 10. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(12,241)	$(32,277)	$(52,027)	$(92,676)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	127,995,266	125,537,246	127,736,456	124,455,109
Basic and diluted net loss per share	$(0.10)	$(0.26)	$(0.41)	$(0.74)
Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period without consideration for potentially dilutive securities. Because we have reported a net loss for the three and nine months ended September 30, 2024 and 2023, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods given that the potentially dilutive shares would have been anti-dilutive if included in the calculation.
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	As of September 30,
	2024	2023
Stock options outstanding	3,022,618	3,710,153
Unvested restricted stock units	12,230,551	11,091,689
Shares related to the 2026 Notes	7,475,897	7,475,897
Shares committed under the 2021 ESPP	184,042	216,718
Total potentially dilutive securities	22,913,108	22,494,457
Note 11.     Income taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The following table presents (provision) benefit for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Loss before income tax (provision) benefit	$(10,931)	$(32,833)	$(48,308)	$(91,529)
Income tax (provision) benefit	(1,310)	556	(3,719)	(1,147)
Effective tax rate	(12.0)%	1.7%	(7.7)%	(1.3)%
For the periods presented, the difference between the statutory rate and the Company’s effective tax rate was primarily due to the valuation allowances on its U.S. and UK tax assets. The effective tax rate is also impacted by state taxes and earnings realized in foreign jurisdictions. The effective tax rate for the prior year periods was also impacted by the acquisition of dataJAR.
Note 12. Related party transactions
As of September 30, 2024, the Company had accrued $1.5 million related to JNGF pledges, of which $1.2 million was included in accrued liabilities and $0.3 million was included in other liabilities in the condensed consolidated balance sheet. As

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
of December 31, 2023, the Company accrued $2.7 million related to JNGF pledges, of which $1.5 million was included in accrued liabilities and $1.2 million was included in other liabilities in the condensed consolidated balance sheet. The Company may engage in transactions in the ordinary course of business with significant shareholders or other companies whose directors or officers may also serve as directors or officers for the Company. The Company carries out these transactions on customary terms.
Vista is a U.S.-based investment firm that controls the funds which previously owned a majority of the Company. Vista has sold a portion of its investment in the Company such that its funds no longer own a majority of the Company. However, Vista is deemed a related party in accordance with ASC 850 as it continues to be a principal owner of the Company. Other than the share repurchase disclosed in Note 2, there were no material transactions with Vista or its affiliates during the three and nine months ended September 30, 2024 and 2023.
Note 13. Restructuring activities
On January 25, 2024, the Company announced a workforce reduction plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The workforce reduction plan impacted approximately 6% of the Company’s full-time employees.
Restructuring charges incurred during the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(in thousands)
Cost of revenue:
Subscription	$—	$7
Sales and marketing	(31)	6,487
Research and development	1	709
General and administrative	562	1,371
	$532	$8,574
The table above does not include immaterial amounts related to leases recorded to restructuring charges during the three and nine months ended September 30, 2024.
The workforce reduction plan was substantially complete by the end of the second quarter of 2024. The following table summarizes our restructuring liability included in accrued liabilities in the condensed consolidated balance sheet (in thousands):

Balance, December 31, 2023	$351
Restructuring charges	8,574
Cash payments	(8,216)
Balance, September 30, 2024	$709

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
•our dependence on one product for a substantial portion of our revenue;
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
•our ability to attract and retain highly qualified personnel and maintain our corporate culture, including as a result of our January 2024 workforce reduction;
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
Key Factors Affecting Our Performance
New customer growth. Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and solutions, the features and pricing of our competitors’ offerings, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling, marketing, and deploying our software solutions, and the growth of the market for devices and services for SMBs, enterprises, and other organizations. Sustaining our growth requires continued adoption of our platform by new customers. We intend to continue to invest in building brand awareness as we further penetrate our addressable markets. We intend to expand our customer base by continuing to make significant and targeted investments in our direct sales and marketing to attract new customers and to drive broader awareness of our software solutions.
Existing customer retention and expansion. Our ability to increase revenue depends in large part on our ability to retain our existing customers and increase revenue from our existing customer base. Customer retention and expansion is dependent upon a number of factors, including their satisfaction with our software solutions and support, the features and pricing of our competitors’ offerings, and our ability to effectively enhance our platform by developing new products and features and addressing additional use cases. Often our customers will begin with a small deployment and then later expand their usage more broadly within the organization as they realize the benefits of our platform. We believe that our “land and expand” business model allows us to efficiently increase revenue from our existing customer base. We intend to continue to invest in enhancing awareness of our software solutions, creating additional use cases, and developing more products, features, and functionality, which we believe are important factors to expand usage of our software solutions by our existing customer base. We believe our ability to retain and expand usage of our software solutions by our existing customer base is evidenced by our dollar-based net retention rate.
Product innovation and technology leadership. Our success is dependent on our ability to sustain product innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform, and we intend to further extend the adoption of our platform through additional innovation. While sales of subscriptions to our Jamf Pro product account for a substantial portion of our revenue, we intend to continue to invest in building additional products, features, and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell additional products to both new and existing customers. For example, we announced Jamf Executive Threat Protection in April 2023, as an advanced detection and response tool designed for mobile devices that provides organizations with an efficient, remote method to monitor devices and respond to advanced attacks.
Investment in growth. Our ability to effectively invest for growth is dependent upon a number of factors, including our ability to offset anticipated increases in operating expenses with revenue growth, our ability to spend our research and development budget efficiently or effectively on compelling innovation and technologies, our ability to accurately predict costs, and our ability to maintain our corporate culture as our business evolves. We plan to continue strategically investing in our business so we can capitalize on our market opportunity. We intend to invest in our sales team to target expansion within our midmarket and enterprise customers and to attract new customers. We expect to continue to make strategically focused investments in marketing to drive brand awareness and enhance the effectiveness of our customer acquisition model. We also intend to continue to invest in our research and development team to develop new and improved products, features, and functionality. Although these investments may increase our operating expenses in certain periods and, as a result, adversely affect our operating results in the near term, we believe they will contribute to our long-term growth.
International expansion. Our international growth in any region depends on our ability to effectively implement our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of devices and services by region, and our brand awareness and perception. In addition, global demand for our platform and the growth of our international operations is dependent upon the rate of market adoption of Apple products in international markets. We plan to continue making investments in our international sales and marketing channels to take advantage of this market opportunity while refining our go-to-market approach based on local market dynamics. While we believe global demand for our platform will increase as international adoption of Apple products and market awareness of Jamf grows, our ability to conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems (including with respect to data transfer and privacy), alternative dispute systems, commercial markets, and geopolitical challenges.
Partner network development. Our success is dependent not only on our independent efforts to innovate, scale, and reach more customers directly but also on the success of our partners to continue to gain share in the enterprise. With a focus on the user and being the bridge between critical technologies — with Apple, Microsoft, AWS, Google, and Okta as examples — we believe we can help other market participants deliver more to enterprise users with the power of Jamf. We will continue to invest in the relationships with our existing, critical partners, nurture and develop new relationships, and do so globally. We will continue to invest in developing “plus one” solutions and workflows that help tie our software solutions together with those delivered by others.
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

In addition, on January 25, 2024, the Company announced a workforce reduction plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth in light of macroeconomic conditions. The workforce reduction plan impacted approximately 6% of the Company’s full-time employees. A majority of these charges were incurred in the first quarter of 2024, and the execution of the workforce reduction plan was substantially complete by the end of the second quarter of 2024. See Note 13 for additional information.
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
The number of devices on our software platform was 33.9 million and 31.8 million as of September 30, 2024 and 2023, respectively, representing a 7% year-over-year growth rate. The increase in number of devices reflects our growth across industries, products, and geographies. Customer and device counts have been adjusted as a result of our recent comprehensive systems update. In addition, revenue for certain licenses has expired in this period and therefore those customers and devices have been removed from our counts.
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
Our ARR was $635.0 million and $566.3 million as of September 30, 2024 and 2023, respectively, which is an increase of 12% year-over-year. The growth in our ARR was primarily driven by device expansion, cross-selling additional solutions to our installed customer base, and the addition of new customers.
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

Our dollar-based net retention rates were 106% and 108% for the trailing twelve months ended September 30, 2024 and 2023, respectively. Our high dollar-based net retention rates are primarily attributable to an expansion of devices and our ability to cross-sell our new solutions to our installed customer base.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Subscription	$156,070	$138,521	$453,851	$396,342
Services	3,192	3,956	10,395	12,594
License	24	148	179	990
Total revenue	159,286	142,625	464,425	409,926
Cost of revenue:
Cost of subscription(1)(2)(3)(5)(6) (exclusive of amortization expense shown below)	29,149	25,009	85,300	72,354
Cost of services(1)(2)(3)(4)(5) (exclusive of amortization expense shown below)	3,831	3,736	11,220	10,413
Amortization expense	3,048	3,494	9,604	10,102
Total cost of revenue	36,028	32,239	106,124	92,869
Gross profit	123,258	110,386	358,301	317,057
Operating expenses:
Sales and marketing(1)(2)(3)(4)(5)(6)	60,056	64,239	186,743	188,337
Research and development(1)(2)(3)(4)(5)(6)	35,977	34,704	104,992	101,501
General and administrative(1)(2)(3)(4)(5)(6)(7)	36,136	35,896	102,761	100,298
Amortization expense	6,948	7,420	20,741	21,908
Total operating expenses	139,117	142,259	415,237	412,044
Loss from operations	(15,859)	(31,873)	(56,936)	(94,987)
Interest income, net	1,574	1,687	5,255	4,453
Foreign currency transaction gain (loss)	3,354	(2,647)	3,373	(995)
Loss before income tax (provision) benefit	(10,931)	(32,833)	(48,308)	(91,529)
Income tax (provision) benefit	(1,310)	556	(3,719)	(1,147)
Net loss	$(12,241)	$(32,277)	$(52,027)	$(92,676)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$2,931	$2,653	$8,542	$7,635
Services	445	362	1,308	994
Sales and marketing	7,887	8,493	22,561	25,068
Research and development	6,581	6,429	18,981	17,863
General and administrative	7,563	10,412	20,877	26,522
	$25,407	$28,349	$72,269	$78,082

(2) Includes payroll taxes related to stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$73	$92	$255	$175
Services	33	13	57	25
Sales and marketing	259	304	876	711
Research and development	155	164	514	410
General and administrative	112	131	548	353
	$632	$704	$2,250	$1,674
(3) Includes depreciation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$346	$302	$951	$923
Services	46	46	139	124
Sales and marketing	700	786	2,120	2,378
Research and development	467	447	1,360	1,370
General and administrative	259	270	768	798
	$1,818	$1,851	$5,338	$5,593
(4) Includes acquisition-related expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Services	$27	$14	$194	$16
Sales and marketing	—	104	—	219
Research and development	119	333	538	508
General and administrative	342	2,284	4,530	3,429
	$488	$2,735	$5,262	$4,172
(5) Includes system transformation costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$74	$22	$178	$22
Services	9	—	9	—
Sales and marketing	390	55	525	92
Research and development	157	2	157	12
General and administrative	5,701	1,293	9,675	3,027
	$6,331	$1,372	$10,544	$3,153

(6) Includes restructuring charges as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription	$—	$—	$7	$—
Sales and marketing	(31)	—	6,487	—
Research and development	1	—	709	—
General and administrative	712	—	1,669	—
	$682	$—	$8,872	$—
(7) General and administrative also includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Offering costs	$—	$—	$872	$—
Legal settlements and non-recurring litigation costs	11	200	(122)	200
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(as a percentage of total revenue)
Revenue:
Subscription	98%	97%	98%	97%
Services	2	3	2	3
License	—	—	—	—
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	18	18	18	18
Cost of services (exclusive of amortization expense shown below)	3	3	3	3
Amortization expense	2	2	2	2
Total cost of revenue	23	23	23	23
Gross profit	77	77	77	77
Operating expenses:
Sales and marketing	38	45	40	46
Research and development	23	24	23	25
General and administrative	23	25	22	24
Amortization expense	3	5	4	5
Total operating expenses	87	99	89	100
Loss from operations	(10)	(22)	(12)	(23)
Interest income, net	1	1	1	1
Foreign currency transaction gain (loss)	2	(2)	1	—
Loss before income tax (provision) benefit	(7)	(23)	(10)	(22)
Income tax (provision) benefit	(1)	—	(1)	(1)
Net loss	(8)%	(23)%	(11)%	(23)%

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
SaaS subscription and support and maintenance	$151,485	$133,626	$17,859	13%	$439,992	$380,954	$59,038	15%
On‑premise subscription	4,585	4,895	(310)	(6)	13,859	15,388	(1,529)	(10)
Subscription revenue	156,070	138,521	17,549	13	453,851	396,342	57,509	15
Professional services	3,192	3,956	(764)	(19)	10,395	12,594	(2,199)	(17)
Perpetual licenses	24	148	(124)	(84)	179	990	(811)	(82)
Non-subscription revenue	3,216	4,104	(888)	(22)	10,574	13,584	(3,010)	(22)
Total revenue	$159,286	$142,625	$16,661	12%	$464,425	$409,926	$54,499	13%
Three and nine months ended
For the three and nine months ended September 30, 2024, total revenue increased primarily as a result of higher subscription revenue. Subscription revenue accounted for 98% of total revenue for the three and nine months ended September 30, 2024 compared to 97% for the three and nine months ended September 30, 2023. The increase in subscription revenue was driven by device expansion, cross-selling, and the addition of new customers.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$29,149	$25,009	$4,140	17%	$85,300	$72,354	$12,946	18%
Cost of services (exclusive of amortization expense show below)	3,831	3,736	95	3	11,220	10,413	807	8
Amortization expense	3,048	3,494	(446)	(13)	9,604	10,102	(498)	(5)
Total cost of revenue	$36,028	$32,239	$3,789	12%	$106,124	$92,869	$13,255	14%
Gross margin	77%	77%			77%	77%
Three months ended
For the three months ended September 30, 2024, cost of revenue increased primarily due to an increase in cost of subscription revenue. Cost of subscription revenue increased primarily due to a $2.2 million increase in employee compensation costs and a $1.2 million increase in third-party hosting fees as we increased capacity to support our growth.
Nine months ended
For the nine months ended September 30, 2024, cost of revenue increased primarily due to an increase in cost of subscription revenue. Cost of subscription revenue increased primarily due to a $6.1 million increase in third-party hosting fees as we increased capacity to support our growth, a $4.2 million increase in employee compensation costs, a $1.0 million increase in computer hardware and software costs, and a $1.0 million increase in stock-based compensation expense and related payroll taxes.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$60,056	$64,239	$(4,183)	(7)%	$186,743	$188,337	$(1,594)	(1)%
Research and development	35,977	34,704	1,273	4	104,992	101,501	3,491	3
General and administrative	36,136	35,896	240	1	102,761	100,298	2,463	2
Amortization expense	6,948	7,420	(472)	(6)	20,741	21,908	(1,167)	(5)
Operating expenses	$139,117	$142,259	$(3,142)	(2)%	$415,237	$412,044	$3,193	1%
Three months ended
For the three months ended September 30, 2024, sales and marketing expenses decreased primarily due to a $2.2 million decrease in marketing costs due to timing of costs associated with JNUC, a $1.3 million decrease in employee compensation costs, and a $0.7 million decrease in stock-based compensation and related payroll taxes.
For the three months ended September 30, 2024, research and development expenses increased primarily due to a $1.3 million increase in employee compensation costs.
For the three months ended September 30, 2024, general and administrative expenses increased primarily due to a $4.4 million increase related to system transformation costs and restructuring charges of $0.7 million, partially offset by a $2.9 million decrease in stock-based compensation expense and related payroll taxes and a $1.9 million decrease in acquisition-related expense.
Nine months ended
For the nine months ended September 30, 2024, sales and marketing expenses decreased primarily due to a $2.8 million decrease in marketing costs due to timing of costs associated with JNUC, a $2.4 million decrease in stock-based compensation and related payroll taxes, a $1.7 million decrease in employee compensation costs, and a $1.0 million decrease in travel-related expenses, partially offset by restructuring charges of $6.5 million.
For the nine months ended September 30, 2024, research and development expenses increased primarily due to a $2.3 million increase in employee compensation costs and a $1.2 million increase in stock-based compensation and related payroll taxes.
For the nine months ended September 30, 2024, general and administrative expenses increased primarily due to a $6.6 million increase related to system transformation costs, a $1.1 million increase in acquisition-related expense primarily due to expense recognized for deferred compensation related to the acquisition of dataJAR, and restructuring charges of $1.7 million, partially offset by a $5.5 million decrease in stock-based compensation and related payroll taxes, a $0.9 million decrease in premium for directors and officers insurance due to improved market conditions for such insurance, and a $0.7 million decrease in outside services.
Interest Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Interest income, net	$1,574	$1,687	$(113)	(7)%	$5,255	$4,453	$802	18%
Nine months ended
For the nine months ended September 30, 2024, interest income, net increased primarily due to higher earned interest rates and higher average invested balances.

Foreign Currency Transaction Gain (Loss)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Foreign currency transaction gain (loss)	$3,354	$(2,647)	$6,001	NM	$3,373	$(995)	$4,368	NM
NM Not Meaningful.
Three and nine months ended
For the three and nine months ended September 30, 2024, the change in foreign currency transaction gain (loss) was primarily due to the impact of changes in foreign currency exchange rates, primarily the GBP and EUR.
Income Tax (Provision) Benefit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Income tax (provision) benefit	$(1,310)	$556	$(1,866)	NM	$(3,719)	$(1,147)	$(2,572)	NM
Effective tax rate	(12.0)%	1.7%			(7.7)%	(1.3)%
NM Not Meaningful.
Three and nine months ended
The change in the effective tax rate for the three and nine months ended September 30, 2024 compared to the prior year period was primarily due to international growth. In addition, the effective tax rate for the three and nine months ended September 30, 2023 included a discrete benefit related to the acquisition of dataJAR.
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
Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin
We use non-GAAP gross profit and non-GAAP gross profit margin, and believe it is useful to our investors, to understand and evaluate our operating performance and trends and to prepare and approve our annual budget. We define non-

GAAP gross profit as gross profit, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, and restructuring charges. Acquisition-related expense includes acquisition and integration-related expenses which primarily consist of third-party expenses, such as legal and accounting fees, as well as expense recognized for deferred compensation related to the acquisition of dataJAR. System transformation costs are primarily associated with the implementation of updated sales software and software supporting our business including enterprise resource planning, as well as the implementation of other systems to provide best-in-class processes, governance, and systems. The transformation includes a comprehensive redesign of our systems, including the quoting, contracting, and invoicing processes, and the systems and tools we use. Restructuring charges for the three and nine months ended September 30, 2024 primarily include severance payments related to the workforce reduction plan announced in January 2024. We define non-GAAP gross profit margin as non-GAAP gross profit as a percentage of total revenue.
A reconciliation of non-GAAP gross profit to gross profit and non-GAAP gross profit margin to gross profit margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Gross profit	$123,258	$110,386	$358,301	$317,057
Amortization expense	3,048	3,494	9,604	10,102
Stock-based compensation	3,376	3,015	9,850	8,629
Acquisition-related expense	27	14	194	16
Payroll taxes related to stock-based compensation	106	105	312	200
System transformation costs	83	22	187	22
Restructuring charges	—	—	7	—
Non-GAAP gross profit	$129,898	$117,036	$378,455	$336,026
Gross profit margin	77%	77%	77%	77%
Non-GAAP gross profit margin	82%	82%	81%	82%
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

A reconciliation of non-GAAP operating income to operating loss and non-GAAP operating income margin to operating loss margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating loss	$(15,859)	$(31,873)	$(56,936)	$(94,987)
Amortization expense	9,996	10,914	30,345	32,010
Stock-based compensation	25,407	28,349	72,269	78,082
Acquisition-related expense	488	2,735	5,262	4,172
Offering costs	—	—	872	—
Payroll taxes related to stock-based compensation	632	704	2,250	1,674
System transformation costs	6,331	1,372	10,544	3,153
Restructuring charges	682	—	8,872	—
Legal settlements and non-recurring litigation costs	11	200	(122)	200
Non-GAAP operating income	$27,688	$12,401	$73,356	$24,304
Operating loss margin	(10)%	(22)%	(12)%	(23)%
Non-GAAP operating income margin	17%	9%	16%	6%
Non-GAAP Net Income
We use non-GAAP net income, and believe it is useful for our investors, to understand and evaluate our operating performance and trends. We define non-GAAP net income as net loss, adjusted for income tax (provision) benefit, amortization expense, stock-based compensation expense, foreign currency transaction (gain) loss, amortization of debt issuance costs, acquisition-related expense, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. statutory tax rate.
We define non-GAAP income before income taxes as loss before income taxes adjusted for amortization expense, stock-based compensation expense, foreign currency transaction (gain) loss, amortization of debt issuance costs, acquisition-related expense, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs.
We define non-GAAP provision for income taxes as the current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. statutory tax rate.

A reconciliation of non-GAAP net income to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(12,241)	$(32,277)	$(52,027)	$(92,676)
Exclude: income tax (provision) benefit	(1,310)	556	(3,719)	(1,147)
Loss before income tax (provision) benefit	(10,931)	(32,833)	(48,308)	(91,529)
Amortization expense	9,996	10,914	30,345	32,010
Stock-based compensation	25,407	28,349	72,269	78,082
Foreign currency transaction (gain) loss	(3,354)	2,647	(3,373)	995
Amortization of debt issuance costs	722	687	2,119	2,055
Acquisition-related expense	488	2,735	5,262	4,172
Offering costs	—	—	872	—
Payroll taxes related to stock-based compensation	632	704	2,250	1,674
System transformation costs	6,331	1,372	10,544	3,153
Restructuring charges	682	—	8,872	—
Legal settlements and non-recurring litigation costs	11	200	(122)	200
Non-GAAP income before income taxes	29,984	14,775	80,730	30,812
Non-GAAP provision for income taxes (1)	(7,196)	(3,546)	(19,375)	(7,395)
Non-GAAP net income	$22,788	$11,229	$61,355	$23,417
(1) In accordance with the SEC’s Non-GAAP Financial Measures Compliance and Disclosure Interpretation, the Company’s blended U.S. statutory rate of 24% is used as an estimate for the current and deferred income tax expense associated with our non-GAAP income before income taxes.
Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted for interest income, net, provision (benefit) for income taxes, depreciation expense, amortization expense, stock-based compensation expense, foreign currency transaction (gain) loss, acquisition-related expense, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs.
A reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(12,241)	$(32,277)	$(52,027)	$(92,676)
Interest income, net	(1,574)	(1,687)	(5,255)	(4,453)
Provision (benefit) for income taxes	1,310	(556)	3,719	1,147
Depreciation expense	1,818	1,851	5,338	5,593
Amortization expense	9,996	10,914	30,345	32,010
Stock-based compensation	25,407	28,349	72,269	78,082
Foreign currency transaction (gain) loss	(3,354)	2,647	(3,373)	995
Acquisition-related expense	488	2,735	5,262	4,172
Offering costs	—	—	872	—
Payroll taxes related to stock-based compensation	632	704	2,250	1,674
System transformation costs	6,331	1,372	10,544	3,153
Restructuring charges	682	—	8,872	—
Legal settlements and non-recurring litigation costs	11	200	(122)	200
Adjusted EBITDA	$29,506	$14,252	$78,694	$29,897

Liquidity and Capital Resources
General
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $218.4 million, which were held for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions, as well as the available balance of the 2024 Revolving Credit Facility of $174.0 million. On May 3, 2024, the Company entered into the 2024 Credit Agreement to refinance the Company’s existing 2020 Revolving Credit Facility. The 2024 Credit Agreement increased our revolving credit facility commitments from $150.0 million to $175.0 million and has a scheduled maturity date of May 3, 2029. The 2024 Credit Agreement is subject to a springing maturity date on or after June 2, 2026 subject to the terms of the the 2024 Credit Agreement. Our cash and cash equivalents are comprised of cash, money market deposit accounts, and money market funds with original maturities at the time of purchase of three months or less. Our cash and cash equivalents are held at a diversified portfolio of investment grade global banks and money market investments. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to make continued investments in supporting the growth of our business in the future.
A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2024, we had deferred revenue of $378.2 million, of which $326.1 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
As of September 30, 2024, there were no amounts outstanding under the 2024 Credit Agreement, other than $1.0 million in outstanding letters of credit. As of September 30, 2024, there was $368.9 million outstanding on our 2026 Notes, which mature on September 1, 2026. See Note 8 for additional information on our 2024 Credit Agreement and 2026 Notes.
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
As of September 30, 2024, our principal commitments consist of obligations under our 2026 Notes, contractual agreements for hosting services and other support software, and operating leases for office space. In the second quarter of 2024, the Company entered into a contractual agreement with an unrelated party for hosting services, which includes a non-cancelable commitment of $30.4 million over the next five years. There have been no other material changes to our commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing, and financing activities for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$21,516	$20,045
Net cash used in investing activities	(9,477)	(22,083)
Net cash (used in) provided by financing activities	(40,863)	5,157
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	102	(190)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(28,722)	2,929
Cash, cash equivalents, and restricted cash, beginning of period	250,809	231,921
Cash, cash equivalents, and restricted cash, end of period	$222,087	$234,850
Cash paid for interest	$727	$704
Cash paid for purchases of equipment and leasehold improvements	6,674	2,522
Operating Activities
Our largest source of operating cash is cash collections from our subscription customers. Our primary use of cash from operating activities is employee-related expenditures, marketing expenses, and third-party hosting costs.
During the nine months ended September 30, 2024, net cash provided by operating activities was $21.5 million, an increase of $1.5 million compared to the nine months ended September 30, 2023. The increase was primarily attributable to an increase in cash received from our customers and $6.0 million we paid for contingent consideration in 2023 related to the Digita acquisition, partially offset by a $16.8 million increase in cash paid for system transformation costs, $9.0 million of restructuring charges paid, $8.4 million paid in deferred consideration related to the dataJAR acquisition, and an increase in cash paid for third-party hosting costs.
Investing Activities
During the nine months ended September 30, 2024, net cash used in investing activities was $9.5 million, a decrease of $12.6 million compared to the nine months ended September 30, 2023. The decrease was primarily attributable to an $18.8 million decrease in payments for acquisitions, net of cash acquired, partially offset by a $4.2 million increase in purchases of equipment and leasehold improvements and a $1.8 million increase in purchases of investments.
Financing Activities
During the nine months ended September 30, 2024, net cash used in financing activities was $40.9 million compared to net cash provided by financing activities of $5.2 million for the nine months ended September 30, 2023. The change was primarily attributable to $35.4 million paid for the repurchase and retirement of common stock, $3.6 million for the release of the ZecOps escrow, $3.2 million for the release of the dataJAR escrow, $1.5 million paid for debt issuance costs related to refinancing the revolving credit facility, $0.9 million paid for offering costs, and a $1.9 million decrease in proceeds from the exercise of stock options.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2024. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2023 for a detailed discussion of our market risks.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control
During the third quarter of 2024, we implemented updated sales software and a new enterprise resource planning system, as well as other systems. The transformation included a comprehensive redesign of our systems, including the quoting, contracting, and invoicing processes, and the systems and tools we use. This implementation resulted in certain changes to our reporting processes and our internal control over financial reporting by automating certain manual procedures and standardizing business processes and reporting across the organization. The implementation was subject to various testing and review procedures prior to and after execution. We will continue to monitor our internal control over financial reporting under the new systems, including evaluating the operating effectiveness of related key controls.
There were no other changes in internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
From time to time, we may be subject to legal proceedings and claims, including patent, commercial, product liability, employment, class action, whistleblower, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. Although the results of these proceedings, claims, inquiries, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Our evaluation of any current matters may change in the future as the legal proceedings and claims and events related thereto unfold. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements
On September 30, 2024, Dean Hager, one of the Company’s directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Hager’s trading plan provides for the potential sale of up to 1,138,585 shares of common stock, including upon the vesting of RSUs, subject to certain conditions, from on or about December 30, 2024 through November 14, 2025.
On October 1, 2024, Jeff Lendino, the Company’s Chief Legal Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Lendino’s trading plan provides for the potential sale of up to 105,159 shares of common stock, including upon the vesting of RSUs, subject to certain conditions, from on or about January 30, 2025 through June 30, 2025.
On October 3, 2024, Beth Tschida, the Company’s Chief Technology Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Tschida’s trading plan provides for the potential sale of up to 100,675 shares of common stock, including upon the vesting of RSUs, subject to certain conditions, from on or about March 15, 2025 through July 1, 2025.
On September 30, 2024, John Strosahl, the Company’s Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Strosahl’s trading plan provides for the potential sale of up to 678,940 shares of common stock, including upon the vesting of RSUs, subject to certain conditions, from on or about December 30, 2024 through November 15, 2025.
Chief Accounting Officer Appointment
On November 4, 2024, the Company appointed Anthony Grabenau to serve as our Senior Vice President, Chief Accounting Officer, effective as of November 17, 2024. Mr. Grabenau currently serves as the Company’s Vice President, Accounting and Reporting.
Mr. Grabenau, age 47, joined the Company in 2021 as Vice President, Accounting and Reporting. Prior to joining Jamf, Mr. Grabenau served as Vice President and Global Corporate Controller (and principal accounting officer) at 3D Systems Corporation from 2020 until 2021 and Director, Controlling & Reporting at Verizon Communications Inc. from 2018 to 2020. Prior to this, Mr. Grabenau held various accounting and finance roles including Senior Director of Financial Reporting & Internal Audit at Hard Rock International and Senior Manager at Ernst & Young, LLP. Mr. Grabenau is a certified public accountant and holds a bachelor’s degree in Finance from the University of Central Florida and a Masters in Accounting degree from the University of Virginia.
There is no arrangement or understanding between Mr. Grabenau and any other persons pursuant to which he is being appointed as the Company’s Senior Vice President, Chief Accounting Officer. There are no family relationships between Mr. Grabenau and any director, director nominee or executive officer of the Company, and there are no current or proposed transactions between the Company and Mr. Grabenau or his immediate family members that would require disclosure under Item 404(a) of Regulation S-K.

Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Jamf Holding Corp., dated July 24, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 27, 2020).

3.2	Amended and Restated Bylaws of Jamf Holding Corp., dated July 24, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on July 27, 2020).

10.1	Employment Letter with David Rudow, dated September 23, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 23, 2024).

10.2	Transition and Separation Agreement with Ian Goodkind, dated September 23, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 23, 2024).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

JAMF HOLDING CORP. (Registrant)

Date: November 7, 2024	By:	/s/ Ian Goodkind
Ian Goodkind
Chief Financial Officer (Principal Financial and Accounting Officer)