Form 10-K
period 2024-12-31
Jamf Holding Corp.
filed 2025-02-27
CIK 1721947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-39399
JAMF HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware	82-3031543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Washington Ave S, Suite 900
Minneapolis, MN	55401
(Address of principal executive offices)	(Zip Code)

(612) 605-6625
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	JAMF	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2024 was approximately $1.3 billion (based on a closing price of $16.50 per share on June 28, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter).
On February 12, 2025, the registrant had 129,390,587 shares of common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. This Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

JAMF HOLDING CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

GLOSSARY
We use acronyms, abbreviations, and other defined terms throughout this annual report on Form 10-K. These terms are defined below. Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company,” “we,” “us,” or “our.”

Term	Definition
2017 Option Plan	2017 Stock Option Plan
2020 Credit Agreement	Credit agreement dated July 27, 2020, as amended, supplemented, or modified
2020 Plan	Jamf Holding Corp. Omnibus Incentive Plan
2020 Revolving Credit Facility	Revolving credit facility available under the 2020 Credit Agreement
2021 ESPP	Jamf Holding Corp. 2021 Employee Stock Purchase Plan
2021 Term Loan Facility	364-day term loan facility incurred under the Credit Agreement Amendment No. 1
2024 Credit Agreement	Credit agreement, dated as of May 3, 2024
2024 Revolving Credit Facility	Revolving credit facility available under the 2024 Credit Agreement
2026 Notes	Convertible Senior Notes due 2026
2026 Notes Indenture	Indenture governing the 2026 Notes
401(k) Plan	JAMF Software 401(k) P/S Plan
ABE	Apple Business Essentials
ADR	Advanced Detection & Response
AI	Artificial intelligence
APIs	Application programming interfaces
ARR	Annual Recurring Revenue
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 740	ASC Topic 740, Income Taxes
ASC 820	ASC Topic 820, Fair Value Measurement
ASC 830	ASC Topic 830, Foreign Currency Matters
ASC 850	ASC Topic 850, Related Party Disclosures
ASP	Average selling price
ASU	Accounting Standards Update
AWS	Amazon Web Services
Board	Board of Directors
BYOD	Bring your own device
Capped Calls	Privately negotiated capped call transactions with third-party banks that were entered into in the third quarter of 2021
CCA	Cloud computing arrangement
CCPA	California Consumer Privacy Act
CEO	Chief Executive Officer
Code	The United States Internal Revenue Code of 1986, as amended
CODM	Chief operating decision maker
CPRA	California Privacy Rights Act
Current Period ARR	ARR from the same cohort of customers used to calculate Prior Period ARR as of the current period end
dataJAR	Data Jar Ltd.
dataJAR Purchase Agreement	Share Purchase Agreement, dated as of July 13, 2023, entered into in connection with the acquisition of dataJAR
DGCL	Delaware General Corporation Law
Digita	Digita Security LLC
DTC	The Depository Trust Company
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESG	Environmental, Social, and Governance

EU	European Union
EUR	Euro
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
GAAP	U.S. generally accepted accounting principles
GBP	British pound sterling
GDPR	General Data Protection Regulation
InfoSec	Information security
IOC	Indicators of compromise
IPO	Initial public offering
IPR&D	In-process research and development
IT	Information technology
JNGF	Jamf Nation Global Foundation
JNUC	Jamf Nation User Conference
LTIP	Long-term incentive plan
ML	Machine learning
MSP	Managed services provider
MTD	Mobile threat defense
NASDAQ	NASDAQ Global Select Market
NOL	Net operating loss
Option counterparties	Certain financial institutions that entered into hedging positions with us in connection with the issuance of the 2026 Notes
Prior Period ARR	ARR from the cohort of all customers as of 12 months prior to period end
Proxy Statement	Proxy Statement relating to our 2025 Annual Meeting of Stockholders
R&E	Research and experimental
ROI	Return on investment
ROU	Right-of-use
RSU	Restricted stock unit
SaaS	Software-as-a-service
SAFE	Simple agreement for future equity
SEC	Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SMBs	Small-to-medium-sized businesses
SSP	Stand-alone selling price
UK	United Kingdom
UK – GDPR	UK – General Data Protection Regulation
U.S.	United States
Vista	Vista Equity Partners, LLC and its affiliates
VPN	Virtual private network
ZecOps	ZecOps, Inc.
ZecOps Merger Agreement	Agreement and Plan of Merger, dated as of September 23, 2022 in connection with the acquisition of ZecOps
ZTNA	Zero Trust Network Access

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

Part I.
Item 1. Business
Overview
We are the standard in managing and securing Apple at work, and we are the only company in the world that provides a complete management and security solution for an Apple-first environment that is designed to be enterprise secure, consumer simple, and protective of personal privacy. We help IT and security teams confidently protect the devices, data, and applications used by their workforce, while providing employees with the powerful and intended Apple experience. With Jamf’s solution, devices can be deployed to employees brand new in the shrink-wrapped box, set up automatically and personalized at first power-on and administered continuously throughout the lifecycle of the device.
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
We have built our company through a primary focus on being the leading solution for Apple in the enterprise because we believe that due to Apple’s broad range of devices, combined with the changing demographics of today’s workforce and their strong preference for Apple, Apple will become the number one device ecosystem in the enterprise by the end of this decade. We believe that the enterprise management provider that is best at Apple will one day be the enterprise leader, and that Jamf is best positioned for that leadership. Through our long-standing relationship with Apple, we have accumulated significant Apple technical experience and expertise that give us the ability to fully and quickly leverage and extend the capabilities of Apple products, operating systems, and services, while protecting devices with our differentiated Apple-first security solutions. This expertise enables us to fully support new innovations and operating system releases the moment they are made available by Apple. This focus has allowed us to create a best-in-class user experience in the enterprise and grow to more than 76,500 customers deploying 33.2 million devices in more than 100 countries and territories as of December 31, 2024.
We sell our SaaS solutions via a subscription model, through a direct sales force, online, and indirectly via our channel and other strategic partners, including Apple. Our multi-dimensional go-to-market model and primarily cloud-deployed offering enable us to reach organizations around the world, large and small, with our software solutions. Our customers include many highly recognizable brands and organizations including Apple itself, 8 of the largest 10 Fortune 500 companies, 7 of the top 10 Fortune 500 technology companies, the 10 largest U.S. banks (based on total assets according to bankrate.com), the top 15 global universities (according to U.S. News and World Report), 9 of the 10 largest U.S. school districts (according to Niche), and 15 of the top 20 U.S. hospitals (according to U.S. News and World Report) as of December 31, 2024. Our focus on customer success and innovation has resulted in a Net Promoter Score of 56 in 2024, which significantly exceeds industry averages.
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

Industry Background
Key trends impacting how enterprises use and manage technology to engage employees and drive productivity include:
Apple’s democratization of technology
Apple is ubiquitous. It is the largest company in the world by market capitalization according to data from Motley Fool. Apple’s success has been driven by delivering the best user experience to its customers through its innovative combination of hardware, software, and cloud services. It has transformed the technology landscape by placing the user first, creating a harmonious, interconnected experience across devices, and designing everything around maximizing the Apple user experience.
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
The consumerization of IT
The consumerization of IT refers to the migration of software and hardware products originally designed for personal use into the enterprise. Today, employees are often less inclined to draw a line between work and personal technology and commonly prefer not to settle for enterprise solutions that are harder to use than what they have at home. In response to the consumerization of IT movement, enterprises continue to transform digitally to create a more engaged workforce, offering employees consumer-like tools to get work done and their choice of technology brands. As the competition for top talent escalates, and many organizations continue to rely on remote and hybrid work, we believe technology will continue to play a central role in either improving or degrading the employee experience. The technology experience and the employee experience are now synonymous.
Rapidly evolving workplace demographics are also accelerating the consumerization of IT. Millennials and Gen Z make up over half of the U.S. labor force according to a 2024 Trendlines published by the U.S. Department of Labor Employment and Training. Millennials and Gen Z are digitally-native generations that have grown up with broadband, smartphones, tablets, laptops, and a massive library of apps through which they interact with the world and each other. Accordingly, millennial and Gen Z workers demand more from their enterprise IT organizations. They expect to work from anywhere at any time. They expect to be able to collaborate instantly. They expect to have a choice in the technology brand they use or have the option to bring their own devices to work. This trend is expected to continue as these generations increasingly become a larger proportion of the workforce and their preferences in workplace technology continue to shape the workplace experience.
The consumerization of IT has been one of the most significant trends impacting enterprise IT over the past two decades. This trend is exemplified by Apple’s iPhone, introduced in 2007. The iPhone was quickly preferred by many employees for its superior user experience compared to the corporate issued mobile phones controlled by enterprise IT departments. Mass consumer adoption of the iPhone pushed organizations to develop corporate policies that supported the use of personal devices for work. As a result, Apple — the ultimate consumer technology company — has become critically important to enterprise IT organizations.

Apple’s momentum in enterprise IT
Fueled by Apple’s popularity and the consumerization of IT, Apple devices have gained widespread acceptance across the enterprise, from the executive suite to new hires. Apple’s commitment to the enterprise has expanded through partnerships with enterprise giants, such as Accenture, Cisco, Deloitte, General Electric, IBM, Salesforce, and SAP.
According to Statcounter, an organization that aggregates data based on web traffic, Apple operating systems comprised 22% of global web traffic (both business and consumer) in December 2024, up from 4% in January 2009. Apple’s gains in the U.S. have been even more significant, with Apple operating systems representing over 38% of web traffic in December 2024, compared to 33% for Microsoft and 25% for Google. Over that same period, the market share of Microsoft in the U.S. has declined from 92% to 33%.
The increased use of mobile devices to access the internet is largely responsible for the decline in market share of Windows over the past decade. Over this same decade, however, the Mac computer has grown in popularity and market share, further demonstrating that Apple’s increased use is not limited to iOS devices. While the Mac computer was once primarily associated with creative or artistic activities, it has grown as a share of computers within the enterprise. This wave of new Mac devices requiring seamless remote access to business apps and resources is causing friction among many enterprise IT support and management teams, which have historically focused more on Windows device management. Macs, of course, are not the entire story around Apple devices in the enterprise. The iPhone is the number one smartphone worldwide in 2024 according to IDC data.
Given the expectations of both current and future employees, offering employees a choice in technology brand is becoming imperative for many enterprises. We believe there is significant opportunity to fill the gap between how many employees want a Mac and how many currently use one.
Rise in deskless work
According to a 2024 Boston Consulting Group publication, deskless workers comprise 70% to 80% of the global workforce. These deskless workers face unique challenges that are often overlooked in corporate strategies. These are not just remote employees who are working outside the office, but also those whose job functions are mobile by necessity. In industries such as healthcare, transportation, retail, education, manufacturing, and field service, deskless workers frequently spend their time on-the-go: working room-to-room, from a vehicle, in a large open space inside a building, or outdoors. We see these employees in positions as varied as frontline, operational workers, nurses, pilots, flight mechanics, and cashiers, all with vastly different use cases but common IT requirements at the foundation.
Organizations that provide mobile devices to enhance deskless workers’ efficiency must also ensure proper implementation, management, and security. Key needs include automating management tasks, over-the-air provisioning, maintaining app compatibility with OS updates, and securing access to productivity tools. Additionally, deskless environments require seamless, unobtrusive technology integration to keep workers focused on task-specific tools like point-of-sale systems, clinical communication apps, and pre-flight checklists. When using Apple technology (as is many employees’ preference) to support deskless workers, organizations can benefit from using our purpose-built, Apple-first platform to meet management, identity, and security solutions.
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
Our Solution
Jamf is the only Apple-first platform that combines management, identity, and security to protect devices and sensitive company data, while simplifying work and preserving privacy for end users. The combination of these critical components is called Trusted Access, an aspirational outcome provided by Jamf that solves organizations’ two most pressing problems: keeping organizational data safe while ensuring users remain productive and engaged no matter where they are. By merging device management, identity management, and endpoint security on Jamf’s Apple-first platform, we designed our platform so that only authorized users are granted access to corporate data on enrolled devices, to provide a secure connection to corporate apps and data, and to deliver comprehensive, modern security to defend against an evolving threat landscape.
Jamf Pro
Jamf Pro offers a robust Apple ecosystem management software solution for IT environments, serving SMBs to larger enterprises, educational institutions, and entire school districts. Since its introduction in 2002, Jamf Pro has been our flagship product, serving the largest portion of Jamf’s customer base.
Key design capabilities of Jamf Pro include:
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
•empowering employees to request, download, and update apps for their Apple devices, view the security of their endpoints, manage all notifications, and learn how their data is handled with respect to privacy, all in one central, intuitive end user self service portal, so that employees can enjoy the autonomy to be productive quickly and develop the security awareness that is crucial for today’s threat landscape;

•offering curated, Mac-ready App Installers for third-party apps, which offers a Mac App Store like experience, saving time and automating app lifecycle management by sourcing, packaging, and deploying the most up-to-date version of apps;
•automating ongoing inventory management, such as automatic collection of hardware, software, and security configuration details from devices, creating custom reports and alerts, and managing software licenses and warranty records;
•securing devices by leveraging native security features, such as encryption, managing device settings and configurations, restricting malicious software, and patching all devices without the need for user interaction;
•providing IT administrators with a modern, Apple native experience with Jamf Remote Assist to remotely assist end users on macOS devices with troubleshooting steps, including access to device terminal to run commands, scripts, and policies; and
•offering a standalone Jamf Routines web application designed to help IT teams create workflows and automations by connecting Jamf Pro to other services and software in their technology ecosystem.
Jamf Now
Jamf Now is an intuitive, pay-as-you-go Apple device management and security software solution for SMBs. Jamf Now allows customers to set up their own accounts to enroll their devices and immediately benefit regardless of any prior experience with Jamf. Jamf Now facilitates the consistent configuration of devices remotely, provides a 360-degree view of inventory, and remotely enforces passcodes, disk encryption, installed software, and locking or wiping of devices. Jamf also makes it easy to leverage its other solutions within Jamf Now such as password syncing with cloud identity providers, malware prevention which helps prevent malicious software and other threats from running on Mac devices in an environment, Self Service which connects users to App Store and third-party apps with an on-demand Mac App catalog, and web protection which combines web threat prevention with an extensive content-filtering database to block unsafe content and malicious attacks on supervised iOS and iPadOS devices.
Jamf School
With Jamf School, institutions leverage a solution built exclusively for teachers, instructional technologists, and education IT that maximizes Apple hardware for learning purposes — inside and outside of the classroom. Complete with teacher, student, and parent apps, Jamf School creates an optimal digital experience and helps students remain focused and engaged. Jamf School is user-friendly, empowering IT administrators to readily set up devices both with a focus on learning and meeting security needs with ease of deployment and device and application updates. Through this remote management and the use of configuration profiles and policies, institutions can leverage workflows to configure and customize a tailored device for each end user. Meeting the needs of institutions is further met with Jamf School’s use of Return to Service which powers up workflows where devices are used in short term use cases, for example, library loaners or for supply staff.
Jamf Connect
Jamf Connect provides identity and access management for both Mac and mobile devices, seamlessly integrating with an organization’s cloud identity infrastructure. The integration creates a consistent, smooth user experience from onboarding to accessing corporate resources using their existing cloud identity credentials. With centralized control, IT administrators can manage access and privileges across both platforms, so that trusted users are central to all workflows.
The solution simplifies authentication with single sign-on across devices and applications, even when passwords change, enhancing productivity without compromising security. Jamf Connect also includes Privilege Management for Mac endpoints, allowing organizations to manage local user account privileges based on cloud identity policies. Incorporating Privilege Management for Mac endpoints allows local accounts to remain synchronized with the user’s identity provider, with centralized logging for auditing account activity and enforcing security policies.
Included in Jamf Connect is a ZTNA solution that replaces legacy VPN and conditional access technologies. As more employees work remotely or on various devices, Jamf Connect is designed for secure access to business resources outside traditional network perimeters. Non-business traffic is routed directly to the internet, to maintain privacy and optimize network performance without sacrificing security.

Jamf Protect
Jamf Protect delivers robust endpoint security for both Mac and mobile devices, providing IT teams with enhanced visibility across their device ecosystem. The enhanced visibility helps organizations maintain compliance, defend against modern threats, and respond quickly to security incidents, all while offering high-volume insight into device behavior. By collecting macOS telemetry and user event logs, Jamf Protect sends this critical data to a security information and event management system for proactive threat monitoring and detection. This telemetry enables security teams to identify potential threats, investigate user activity, and respond with contextual information about each device’s actions.
Beyond macOS, Jamf Protect offers MTD for iOS and Android devices, safeguarding mobile workers from evolving threats with little impact on user experience. It is designed to detect and mitigate risks such as phishing attacks, malicious apps, and network vulnerabilities, for comprehensive security across all endpoints. Jamf Protect is designed to enforce acceptable usage policies, blocks risky content, and provides real-time analytics and reporting to help organizations manage shadow IT risks and maintain compliance.
Jamf Business Plan
Jamf Business Plan provides customers with the only Apple solution of scale that automates the entire lifecycle of Apple devices, including device deployment, identity and access, management, and security in one bundled purchase. The plan offers a simple way for commercial customers to purchase all the value and functionality of Jamf Pro, Jamf Connect, and Jamf Protect with user-based pricing. Rather than having separate SKUs for each product or service they need, customers can buy the bundle through a single SKU.
Jamf Safe Internet
Jamf Safe Internet is designed to help schools protect minors from harmful content on the internet. This protection is powered by Jamf’s content filtering and network threat protection engine delivered via Jamf School or Jamf Pro. With Jamf Safe Internet, education institutions are able to deploy preset content filtering tabs or custom build their own restrictions. Jamf Safe Internet also provides network threat prevention, with capabilities to secure the network from phishing, as well as malware or ransomware attacks. By utilizing Apple security frameworks and on-device functionality, Jamf Safe Internet enables security and privacy, wherever students access their devices online.
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
Jamf Teacher, Student, Parent, and Assessment apps
Jamf's education apps empower teachers, parents, and students to control, manage, and secure devices inside and outside of the classroom. Students can setup their own device and stay focused with Jamf Student, instructors can prepare lesson profiles and communicate with students with Jamf Teacher, and parents can help keep homework sessions focused and without distraction with Jamf Parent, which is available on a range of devices, including Apple Watch and Android. Jamf Assessment, which is built into Jamf Teacher, enables live proctoring of web-based assessment exams and displays camera view and the exam itself in a single app so that proctors can keep students’ screens and third-party video screens on view. With the ecosystem of Jamf education apps, education institutions are enable to keep teachers productive, parents collaborative, and students engaged, while gaining insights necessary for IT and security teams.
Industry Workflows: Patient Experience, Virtual Visits, Clinical Communications, Jamf Setup, and Jamf Reset
Jamf has a differentiated set of patented solutions that streamline user and IT experiences in healthcare and other vertical markets. Healthcare Listener is an electronic medical record integration to Jamf Pro that automates iPad and Apple TV deployments for patient experience. Virtual Visits is a video conferencing solution that facilitates easy, remote telehealth encounters for patients, families, and providers. Jamf Setup and Jamf Reset are iOS and iPadOS apps that simplify wireless device provisioning and refresh for clinical communications and other frontline work deployments. Single Login provisions personalizes and refreshes shared devices so that enterprise applications can be accessed readily. Jamf Mobile Assist empowers the frontline to triage and fix devices without first contacting IT for help. The Return to Service app enhances how users erase and refresh an iOS or iPadOS device in the field without taps required for the next user to get up and running. These Jamf-based workflows empower people with devices for a purpose, improve user experience, and reduce the typical barriers for IT and InfoSec teams.
Developer Workflows: Jamf API and Jamf Marketplace
Jamf’s platform of solutions has a broad range of well-documented APIs to allow customers and partners alike to build unique custom workflows, create powerful automations, or even augment other connected solutions to enhance their value, all driven by API interactions with Jamf. Through these APIs, customers have created thousands of custom workflow solutions for their own environments, and partners have created and listed approximately 300 integrations in the Jamf Marketplace — which is a highly curated collection of Apple ecosystem solutions across management, identity, security, and workflow automation.
Our Relationship with Apple
Jamf was founded in 2002 with the sole mission of helping organizations succeed with Apple, making it the first Apple-focused device management solution. Today, we have become the only company in the world that provides a complete management and security solution for an Apple-first environment that is enterprise secure, consumer simple, and protective of personal privacy. Our relationship with Apple has endured and grown to be multi-faceted over the past 23 years.
To continuously offer a software solution built specifically for Apple, we have always worked closely with Apple’s worldwide developer relations organization in an effort to support all new Apple innovations the moment their hardware and software is released. Additionally, throughout the course of our relationship, Jamf and Apple have formalized several contractual agreements:
•Apple as a customer. In 2010, Apple became a Jamf customer, using our software solution to deploy and secure its fleet of devices internally. For the year ended December 31, 2024, Apple as a customer represented less than 1% of our total revenue.
•Apple as a channel partner in education and in retail. In 2011, Apple became a Jamf channel partner in the education market, reselling our software solution to K-12 and higher education organizations within the U.S. In 2012, Apple expanded their channel relationship by offering our software solution to businesses through Apple retail stores in the U.S. Our partner relationship with Apple accounts for less than 2% of our ARR as of December 31, 2024.
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
Market Opportunity
We believe our solutions address a large and growing market covering the use of Apple technology in the enterprise. Based on Frost & Sullivan data and management estimates, Jamf’s global Total Addressable Market is estimated to be approximately $49 billion in 2024. This market represents the potential number of Apple mobile phones (iPhones), tablets (iPads), and laptop and desktop computers (Macs) based on growing acceptance by education and business IT departments. Additionally, this market includes the potential number of non-Apple devices that could run one or more of Jamf’s security solutions. Frost & Sullivan includes both devices purchased and provided by enterprises as well as BYODs owned by end users that may require a management and security solution to provide necessary access to resources or services from the enterprises. The potential device numbers are multiplied by the Jamf ASP for each device and enterprise type.

Our Growth Strategy
Our purpose is to fill the gap between Apple’s powerful consumer-focused technology and the stringent management and security needs of the modern enterprise. By preserving and enhancing the Apple experience in an enterprise context, we believe we can drive our growth within the current Apple ecosystem as well as fuel further Apple penetration in enterprises, which should extend our opportunity. The key elements of our growth strategy include:
•Helping promote Apple’s growth in the enterprise. Apple continues to gain market share in the enterprise, and as organizations continue to embrace Apple technology, we provide unique value as the only management and security vendor that is built Apple-first and Apple-best.
•Expand with mobile in existing customer base. Jamf is the leader for managing Mac at work, and we continue to see many of our customers looking to consolidate all their management and security with one vendor and therefore expanding their usage of Jamf to include their mobile devices.
•Land new logos. Jamf’s unmatched Apple-first management and security platform is a compelling solution for organizations when compared against other solutions in the marketplace. Apple-specific management providers do not offer a robust management solution and most do not offer a security solution. Legacy cross-platform providers that are built Windows-first struggle to provide a user experience that preserves the Apple user experience. Recent market consolidation in the legacy device management space continues to serve as a strong replacement market for Jamf.
•Expand with security with current management customers by selling vision of Trusted Access. Organizations are trying to consolidate their tooling and increase their ROI. By consolidating with Jamf, organizations are using the only solution that is built for Apple and that combines management, security, and identity into one platform.
•International expansion. We have a large international presence which we intend to continue growing. For the year ended December 31, 2024, approximately 36% of our new subscriptions originated outside of North America. We intend to continue making investments in our international sales and marketing channels to take advantage of this market opportunity, while refining our go-to-market approach based on local market dynamics. Furthermore, we plan to invest in our products and technology to fulfill the unique needs of the market we target.
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
To complement our direct sales teams, we have a large network of approximately 910 channel partners globally (excluding partners with insignificant ARR), including resellers, MSPs, carriers, hyperscaler cloud providers, global system integrators, and other strategic partners, that resell our products across the world. These channel partners provide us with expanded market coverage and an efficient way to reach smaller or emerging geographies, providing us with additional sales capacity and the ability to be present in more global markets. As of December 31, 2024, approximately 62% of our ARR was facilitated via our channel partners.
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
The Jamf brand further benefits from Jamf Nation, the world’s largest online community of Apple administrators. Jamf Nation is our active community, including Jamf customers and potential customers, who share ideas and solutions related to their Apple deployments. Jamf Nation’s large volume of user-generated content serves as a great source of organic search traffic, introducing prospective customers to the Jamf brand and Jamf products. Complementing Jamf Nation, we host JNUC, the world’s largest enterprise Apple IT and security administrator conference. With thousands of attendees, publicly streamed keynotes, and over 140 customer, partner, and Jamf-led sessions, we further tap into the power of our passionate customer base and garner significant market attention as the leader in our space.
Customers
As of December 31, 2024, we had more than 76,500 customers, over 16,000 of which became customers in the last three years. Our customer base is comprised of businesses of all sizes, across all industries and in more than 100 countries and territories. As of December 31, 2024, our customers included 8 of the largest 10 Fortune 500 companies, 7 of the top 10 Fortune 500 technology companies, the 10 largest U.S. banks (based on total assets according to bankrate.com), the top 15 global universities (according to U.S. News and World Report), 9 of the 10 largest U.S. school districts (according to Niche), and 15 of the top 20 U.S. hospitals (according to U.S. News and World Report). Our customer base is highly diversified, with no single end customer representing more than 1% of ARR.
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
Our technical support department consists of a multi-layered support model. The department is strategically located in various locations around the globe. We offer 24/7 premium support for customers who have more complex environments or require more comprehensive support. We maintain a robust and up-to-date knowledge base and online technical documentation resource base for our customers, along with an online training catalog with hundreds of video-based training modules aimed at helping them better understand and use our products. We strive to provide the best possible support for our customers and maintained a high customer satisfaction score of 9.34 out of 10 in 2024 based on our surveys.
We value customer engagement and have a dedicated team of customer success professionals who work within three tiers of engagement models to proactively drive adoption, foster communication, and drive the success of our products. We offer success planning exercises for our high-tier enterprise customers, and all customers benefit from our health scoring algorithm that uses multiple factors of product usage and company engagement to determine how we can best support their needs.
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
Research and Development
Our research and development department is focused on enhancing our existing products and developing new products to maintain and extend our leadership position. Our department is built around small teams who practice agile development methodologies that enable us to innovate quickly and at scale globally. The teams are organized to support our mission of helping organizations succeed with Apple and ensuring that we continue to deliver same-day support for Apple across our portfolio. To provide same-day support for Apple, we deliberately schedule our annual efforts around Apple’s anticipated product release schedules and reserve engineering capacity accordingly. This nimble approach enables us to successfully support the Apple enterprise by staying current on Apple releases and delivering differentiated solutions, many of which form the core of our intellectual property portfolio. Approximately 26% of our global employee base is dedicated to research and development. Our research and development department is organized into teams by product and based principally in Minneapolis, MN; Eau Claire, WI; Katowice, Poland; Brno, Czech Republic; and Tel Aviv, Israel.
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress, and trade secret laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property and proprietary rights. These laws, procedures, and restrictions provide only limited protection. As of December 31, 2024, we owned 14 issued U.S. patents and 29 issued patents in foreign jurisdictions. Excluding any patent term adjustments or patent term extensions, our issued U.S. patents will expire between 2034 and 2042. We cannot be assured that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow the scope of the claims sought. Our issued patents, and any future patents issued to us, may be challenged, invalidated, or circumvented, may not provide sufficiently broad protection, and may not prove to be enforceable in actions against alleged infringers.
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
Competition
We generally compete with large cross-platform enterprise providers and early stage providers of Apple enterprise solutions. Large enterprise providers, such as VMware and Microsoft, typically compete with us on one solution (e.g. device management, identity, network security, or endpoint-security) intended for cross-platform use and not specialized for Apple. Given Jamf’s success, several companies are following our approach to delivering an Apple ecosystem vision. While the latter category of competitors is Apple-focused, they lack the depth of our platform, and none have grown to a meaningful scale to be considered material competitors.
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
Our commitment to and focus on our people and culture has led to the following workplace awards. These awards were based on the responses of current employees on their employee experience. In 2024, Jamf was recognized by Great Place To Work® and PEOPLE magazine as one of the 2024 PEOPLE® Companies that Care. Jamf was also named to Newsweek’s 2024 list of America’s Greatest Workplaces for Parents and Families. In 2023, Great Place To Work® and Fortune® named Jamf to its 2023 list of Best Workplaces for Women. Additionally, Jamf was listed as one of the top technology companies to work for by U.S. News in 2023 and 2024. Most recently, Jamf was recognized on the Forbes Most Trusted Companies in America list.
As of December 31, 2024, we had 2,595 employees, of which 1,563 were employed in the U.S. and 1,032 were employed outside of the U.S. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which automatically make our employees subject to industry-wide collective bargaining agreements. An insubstantial number of our employees are currently subject to collective bargaining agreements. We have not experienced any work stoppages. As of December 31, 2024, based on employees who chose to identify their gender, approximately 33% of our workforce and 38% of new hires in 2024 self-identified as women. Women also made up approximately 36% of the Jamf management team as of December 31, 2024.
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
We receive, process, store, use, and share data, some of which contains personal information. We are therefore subject to U.S. federal, state, local, and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure, and protection of personal information and other data from users, employees, or business partners, including the GDPR, the UK – GDPR, the CPRA, and the CCPA, among others. These laws expand the rights of individuals to control how their personal data is processed, collected, used, and shared and create new regulatory and operational requirements for processing personal data, increase requirements for security and confidentiality, and provide for significant penalties for non-compliance. The implementation of the expanded data protection regulation like the GDPR has led other jurisdictions to either amend, or propose legislation to amend, their existing data privacy and cybersecurity laws to resemble all or a portion of the requirements of such expanded regulation (e.g., for purposes of having an adequate level of data protection to facilitate data transfers from the EU) or enact new laws to do the same. Accordingly, the challenges we face regarding the GDPR, the UK – GDPR, the CPRA, and the CCPA will likely also apply to other jurisdictions that adopt regulatory frameworks of equivalent complexity. Accordingly, there are also a number of legislative proposals recently enacted or pending before the U.S. Congress, various state legislatures, and foreign governments concerning content regulation and data protection that could affect us. These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and incur substantial costs to comply. For the year ended December 31, 2024, compliance with these governmental regulations did not have a material effect on our capital expenditures, earnings or competitive position, and, at this time, we do not expect to incur material capital expenditures related to compliance with regulations in 2025.
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
Corporate Information
Jamf was founded in 2002. Our principal executive offices are located at 100 Washington Ave S, Suite 900, Minneapolis, MN. Our telephone number is (612) 605-6625. Our website address is www.jamf.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual

Report on Form 10-K or in deciding whether to purchase our common stock. We are a holding company, and all of our business operations are conducted through our subsidiaries.
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
•our reliance, in part, on channel and other partners for the sale and distribution of our products;
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
•risks associated with our recent systems transformation implementation;
•the impact of delays or outages of our cloud services from any disruptions, capacity limitations, or interferences of third-party data centers that host our cloud services, including AWS and Azure; and

•risks related to our indebtedness, including our ability to raise the funds necessary to settle conversions of our convertible senior notes, repurchase our convertible senior notes upon a fundamental change, or repay our convertible senior notes in cash at their maturity.
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
Our revenue, results of operations, and cash flows depend on the overall demand for our products. We operate globally and as a result our business and revenue are impacted by global macroeconomic conditions. The U.S. and other key international economies continue to be impacted, although to a lesser extent, by high levels of inflation, elevated interest rates, financial instability and concerns about trade relations and volatility in credit, equity, and foreign exchange markets, the Russia-Ukraine war, and overall economic uncertainty. Recent macroeconomic conditions have resulted in, and could continue to result in, reductions in hiring and IT spending by our existing and prospective customers, increased price sensitivity, and customers delaying or canceling IT projects, choosing to focus on in-house development efforts, reducing device growth, and overall software vendor needs, or seeking to lower their costs by requesting us to renegotiate existing contracts and renewals on less advantageous terms (such as shifting to annual billing of multi-year contracts), defaulting on payments due on existing contracts, reducing the scope of their Jamf deployments, or not renewing at the end of existing contract terms. Additionally, our customers have requested, and may continue to request, price concessions and delayed payment terms. Moreover, our customers may merge with other entities who use alternatives to our products and, during weak economic times, there is an increased risk that one or more of our customers will file for bankruptcy protection, either of which may harm our revenue, profitability, and results of operations. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. As a result of any of the foregoing, adverse macroeconomic conditions could harm our business, revenue, results of operations, and cash flows.
Because our products focus primarily on Apple, potential customer dissatisfaction with Apple, other negative events affecting Apple services and devices, or failure of enterprises to adopt Apple products could have a negative effect on our results of operations.
Our products are primarily focused on Apple devices. Because of this, our customers’ satisfaction with our software and products is largely dependent in part upon their perceptions and satisfaction with Apple. Customer dissatisfaction with Apple could be attributed to us, impact our relationships with customers, and/or result in the loss of customers across any or all of our products if any of our customers chose to discontinue or reduce their use of Apple devices and services. For example, any incident broadly affecting the interaction of Apple devices with necessary Apple services (for example, iCloud or Apple push notifications), including any delays or interruptions in such Apple services, could negatively affect our products and solutions. Similarly, any cybersecurity events affecting Apple devices could result in a disruption to Apple services, regulatory investigations, reputational damage, and a loss of sales and customers for Apple. A prolonged disruption, cybersecurity event, or any other negative event affecting Apple could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, expose us to liability, and cause us to lose customers or otherwise harm our business, financial condition, and results of operations. In addition, since our products and solutions primarily focus on Apple devices, in the event of a prolonged disruption affecting Apple devices, we may not be able to provide our software to our customers. We may also incur significant costs for taking actions in preparation for, or in reaction to, events that damage Apple devices used by our customers. Further, substantially all of Apple’s manufacturing is performed in whole or in part by outsourcing partners located primarily in China mainland, India, Japan, South Korea, Taiwan, and Vietnam. Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology, or data, can materially adversely affect Apple’s business and supply chain. In turn, this could affect customer uptake of Apple devices and the related deployment of our products.
Regulatory bodies have been increasingly focused on large technology companies and their competitive conduct. Such agencies could initiate proceedings or investigations involving Apple. Apple has been required, and may be required in the future, to change its business as a result. For example, in 2024, Apple made certain changes to iOS, iPadOS, the App Store, and Safari in response to the EU Digital Markets Act. Any such required changes to Apple’s business practices could have a material effect on our ability to offer certain of our products effectively or at all. In addition, Apple could divest assets or otherwise separate into various companies, whether as a result of regulatory action or otherwise, and there is no assurance that the resulting businesses would continue to partner with us on substantially similar terms or at all.
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
Our products depend on interoperability with Apple operating systems and cloud services, including interoperability at the moment of each new Apple release. Apple does not typically preview its technology with us or other partners and, as such, we do not receive advanced notice of changes in features and functionality of Apple technologies with which our products need to interoperate. In addition, unforeseen events (such as discovery of vulnerabilities and release of patches) may constrain our ability to respond in a timely manner. In any such events, we may be forced to divert resources from our preexisting product roadmap in order to accommodate these changes. As a result of having a short time to implement and test changes to our products to accommodate these new features, there is an increased risk of product defects. The frequency and complexity of new Apple features and updates may make it difficult for us to continue to support new releases in a timely manner. If we fail to enable IT departments to support Apple upgrades upon release, our business and reputation could suffer, as this could disrupt our product roadmap and cause us to delay introduction of planned solutions, features, and functionality. In addition, the functionality and popularity of our platform also depends on its interoperability with other third-party operating systems, devices, and services, such as Microsoft and Google.
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
If we are unable to maintain successful relationships with our partners, or if our partners fail to perform, our ability to market, sell, and distribute our applications and services will be limited, and our business, operating results, and financial condition could be harmed.
In addition to our sales force, we rely on partners, including our channel and strategic partners, to increase our sales and distribution of our products. We also have independent software vendor partners whose integrations may increase the breadth of the ecosystem in which our solutions can operate, and the size of the market that our solutions can address. We also have partnerships with systems integrators and hyperscalers, such as AWS and Azure, on which many of our customers depend, and through which our customers may be able to procure and deploy our solutions. We are dependent on these partner relationships to contribute to enabling our sales growth. As of December 31, 2024, approximately 62% of our ARR was facilitated via our channel partners, and a loss of these partner relationships could result in a reduction in ARR growth and harm our business, operating results, and financial condition.
Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our arrangements with our partners are generally non-exclusive, meaning they may offer customers the products of several different companies, including products that compete with us. Our competitors may be effective in providing incentives to our partners to favor their products or services over subscriptions to our products. Our partners may cease marketing or reselling our products with limited or no notice and without penalty. If our partners do not effectively sell, market, or deploy our products, choose to promote our competitors’ products, or otherwise fail to meet the needs of our customers, our ability to grow our business and sell our products may be adversely affected. In addition, acquisitions of such partners by our competitors could result in a decrease in the number of our current and potential customers, as these partners may no longer facilitate the adoption of our applications by potential customers. Further, some of our partners are or may become competitive with certain of our products and may elect to no longer integrate with our products. Many of our customers are also customers of our hyperscaler partners. If our solutions fail to interoperate effectively with the hyperscalers’ products, or if our partnerships with one or more of these hyperscalers are not successful or are terminated, our ability to sell additional products or offerings to these customers and our ability to grow our business will be harmed. If we are unsuccessful in establishing or maintaining our partners and system integrators, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer.

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
A key element of our strategy is to invest significantly in our research and development efforts to develop new products and enhance our existing products to address additional applications and markets. For the year ended December 31, 2024, our research and development expense was approximately 22% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, rendering us unable to recover substantial costs associated with the development of such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, it would harm our business and results of operations.
If we are unable to attract new customers, retain our current customers, or sell additional functionality and services to our existing customers, our revenue growth will be adversely affected.
To increase our revenue, we must attract new customers and increase sales to existing customers. As our market matures, product and service offerings evolve, and competitors introduce lower cost or differentiated products or services that are perceived to compete with our products, our ability to sell our products could be adversely affected. Similarly, our sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products or if they prefer to purchase other products that are bundled with products offered by Apple or by other companies, including our partners, that operate in adjacent markets and compete with our products. As a result of these and other factors, we may be unable to attract new customers or increase sales to existing customers, which could have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.
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
In order for us to maintain or improve our results of operations, it is important that our customers maintain their subscriptions and renew their subscriptions with us on the same or more favorable terms. Our customers have no obligation to renew their subscriptions or support for our products after the expiration of the terms thereof. Our contracts are typically one year in duration, and in the ordinary course of business, some customers have elected not to renew. In addition, certain of our customers are able to terminate their contracts with us for any or no reason. Our customers sometimes renew for shorter contract subscription lengths, reduce the device count of existing deployments, or cease using certain of our products. Our ability to accurately predict renewal or expansion rates is limited given the diversity of our customer base, in terms of size, industry, and geography. Our renewal and expansion rates have fluctuated as a result of a number of factors, including customer spending levels, customer dissatisfaction with our products, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, and general economic conditions. If our customers do not renew their subscriptions or licenses for our products, or if they reduce their subscription amounts at the time of renewal, our revenue and other results of operations will decline and our business will suffer. If our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts, or investors, the trading price of our common stock would likely decline.
Certain estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate.
This Annual Report on Form 10-K includes our internal estimates of the total addressable market for our products. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The estimates and forecasts in this Annual Report on Form 10-K relating to the size and expected growth of our target market, market demand and adoption, capacity to address this demand, and pricing may also prove to be inaccurate. In particular, our estimates regarding our current and projected market opportunity are difficult to predict. The total addressable market we estimate may never materialize or may not materialize for many years, and even if the markets in which we compete meet the size estimates and growth forecasted in this Annual Report on Form 10-K, our business could fail to grow at similar rates, if at all.
Our recent growth rates may not be indicative of future growth, and if we do not effectively manage our future growth, our business, operating results, and financial conditions may be adversely affected.
We have experienced growth in the size, complexity, and diversity of our business. In future periods, we may not be able to sustain growth consistent with recent history, or at all. Our historical growth rates should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent periods or decline for any number of reasons, many of which are out of our control. We also expect our operating expenses to continue to increase in future periods, particularly as we continue to invest in research and development and technology infrastructure, expand our operations globally, develop new products and enhancements for existing products, and as we support our operations. If our revenue growth does not increase to offset increases in our operating expenses, our business, financial position, and results of operations will be harmed, and we may not be able to achieve or maintain profitability. In addition, the additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and profitability. The growth and expansion of our business places strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our IT and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Any future growth will continue to add complexity to our organization and require effective coordination throughout our organization in order to develop and expand our infrastructure and business processes at the pace necessary to scale our business. If we fail to effectively manage our future growth, our costs and expenses may increase more than we planned or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results, and financial condition.
We derive a substantial portion of our revenue from one product.
For the year ended December 31, 2024, sales of subscriptions to our Jamf Pro product accounted for approximately 57% of our total revenue. We expect these subscriptions to account for a large portion of our total revenue for the foreseeable future. As a result, our operating results could suffer due to:
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
Our inability to renew or increase sales of subscriptions to our products or market and sell additional products and functionality, or a decline in prices of our platform subscription levels, would harm our business and operating results more seriously than if we derived more revenue from a greater variety of products. In addition, if the market for Jamf Pro grows slower than anticipated, or at all, or if demand for our other products does not grow as quickly as anticipated, whether as a result of competition, pricing sensitivities, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our customers, or other factors, our business, results of operations, and financial condition would be adversely affected.
We may need to change our pricing models to compete successfully.
The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable than ours, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our offerings. In addition, some of our competitors offer free or significantly discounted product offerings to our customers in order to incentivize switching from our products to such competitor’s products, or to otherwise enter the Apple ecosystem. This has required us to offer discounts or other incentives to keep such customers, and we may not be able to match free product offerings or significant discounts offered by these competitors. This has resulted in customers choosing such competitor’s products instead of ours. In addition, our suppliers and partners have increased their pricing for a variety of reasons, such as recent inflationary pressures. There is no guarantee we would be able to offset such cost increases, if at all, which could reduce our expected margins. We also must determine the appropriate price of our offerings and services to enable us to compete effectively internationally. Our prices may also change because of discounts, a change in our mix of products toward subscription, enterprise-wide licensing arrangements, bundling of products, features and functionality by us or our competitors, anticipation of the introduction of new products, or promotional programs for customers or channel and other partners. In response to macroeconomic conditions, we may be required to offer deeply discounted pricing, adopt new pricing models, and offer extended payment terms in order to attract new and retain existing customers, which could have a material adverse impact on our liquidity and financial condition.
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
Many of our subscription agreements contain service-level commitments. Under certain of our agreements we are obligated to provide our customers with service credits for failure to meet the stated service-level commitments, including failure to meet the uptime, delivery, and support requirements under our customer subscription agreements. These service credits could significantly affect our revenue in the periods in which the uptime or delivery failure occurs and the credits are applied. We also face subscription terminations, which could significantly affect both our current and future revenue. In addition, failure to meet the quality of our professional services under contractual requirements requires us to re-perform the services at our expense or refund amounts paid for the services. Any failure to meet these contractual commitments could also damage our reputation, which could also adversely affect our business and results of operations.

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
We depend on the continued services of key personnel, including our senior management team. From time to time, there may be changes in our senior management team. In the last two years, we have hired (including via internal promotions) a new Chief Executive Officer, Chief Financial Officer, and Chief Sales Officer, among other leadership changes. We generally do not have fixed-term employment agreements with our employees, and, therefore, they could terminate their employment with us at any time without penalty. While we enter into non-compete agreements where permissible, not all jurisdictions permit such agreements, and regardless of the jurisdiction, our key personnel could still pursue employment opportunities with other parties, including, potentially any of our competitors, and there are no assurances that our existing non-compete agreements with any such key personnel would be enforceable in a cost effective manner, if at all. Additionally, our non-compete periods expire, at which time key personnel could work for any of our competitors. In such event, we would be unable to prevent our current employees and other personnel formerly employed by us from competing with us, potentially resulting in the loss of some of our business. The loss of key personnel, including members of management and key engineering, product development, marketing, and sales personnel, could disrupt our operations, adversely impact employee retention and morale, and adversely affect our business.
Competition for highly qualified personnel is intense, especially for engineers with high levels of experience in designing, developing, and managing software and related services. Recruiting, hiring, and retaining employees with expertise in our industry and in the geographies where we operate may be difficult as a result of the numerous technology, software, and other companies requiring these talents, particularly in tight labor markets. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, the recent move by companies, including us, to offer a remote or hybrid work environment has resulted in increased competition for qualified personnel and wage inflation in certain markets. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Any failure to successfully attract, integrate, or retain qualified personnel to fulfill our current or future needs could adversely affect our business, results of operations, and financial condition.
In 2024, we executed a workforce reduction plan intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth. The workforce reduction plan impacted approximately 6% of the Company’s full-time employees. This workforce reduction plan, or any similar actions taken in the future, could negatively impact our ability to attract, integrate, retain, and motivate key employees.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. We have completed several acquisitions in recent years. We have also invested in certain privately held companies through our Jamf Ventures fund. Our ability as an organization to acquire and integrate or invest in other companies, services, or technologies in a successful manner is not guaranteed.
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
•challenges with implementing adequate and appropriate controls, procedures, and policies in acquired businesses;
•increased exposure to risks related to foreign operations due to the increase in our employee presence outside the U.S.;
•potential difficulties in completing projects associated with IPR&D of acquired businesses;
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
We have incorporated and may continue to incorporate AI/ML solutions and features into our platform, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits from AI/ML, or at all, and we may fail to properly implement or market our AI/ML solutions and features. Our competitors or other third parties may incorporate AI/ML into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations. Additionally, our AI/ML solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, the AI/ML models that we use are trained using various data sets, and if our models are incorrectly designed, the data we use to train them is incomplete, inadequate, flawed, biased, or questionable, or we do not have sufficient rights to use the data on which our models rely, the performance of our AI/ML solutions and features, as well as our reputation, could suffer or we could incur liability through the violation of contractual or regulatory obligations. As the use of AI/ML solutions is a novel business strategy without an established track record, data sourcing, technology, integration and process issues, the incorporation of program bias into decision-making algorithms, concerns over intellectual property, security problems, and the protection of privacy could impair the adoption and acceptance of our AI/ML solutions.
The legal, regulatory, and policy environments around AI/ML are evolving rapidly, and we may become subject to new legal and other obligations in connection with our use of AI/ML, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources.

Moreover, we are subject to significant competition from other companies, some of which have longer operating histories and significantly greater financial, technical, marketing, distribution, professional services, or other resources than us. Our competitors may incorporate AI/ML into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. Any of the foregoing could adversely affect our business, reputation, or financial results.
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
•regulatory changes in our customers’ respective industries;

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
The timing of our sales can be difficult to predict. We and our channel and other partners are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of our products. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Customers often view the purchase of our products as a strategic decision and significant investment. As a result, our customers frequently require considerable time to evaluate, test, and qualify our products prior to purchasing them, and we often need to target the senior personnel that typically make these purchasing decisions, such as CIOs and CISOs and line-of-business leaders. In particular, large enterprises, government entities, customers that are purchasing our security products, and customers in highly regulated industries often undertake an extensive evaluation process that further lengthens our sales cycle. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:
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
We depend on our sales and marketing capabilities to obtain new customers and increase sales with existing customers. Our ability to increase our customer base and achieve broader market adoption of our platform will depend on our ability to continue to expand our sales and marketing operations. We have and plan to continue to dedicate significant resources to sales and marketing programs and to expand our sales and marketing capabilities to target additional potential customers, but there is no guarantee that we will be successful in attracting and maintaining additional customers. If we are unable to find efficient ways to deploy our sales and marketing investments or if our sales and marketing programs are not effective, our business and operating results would be adversely affected.
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
We have indemnity provisions under our contracts with our customers, partners, and other third parties, which could have a material adverse effect on our business.
In our agreements with customers, partners, and other third parties, we typically agree to indemnify them for losses related to claims by third parties of intellectual property infringement, misappropriation, or other violation. Additionally, from time to time, customers require us to indemnify them for breach of confidentiality or violation of applicable law, among other things. Although we normally seek to contractually limit our liability with respect to such obligations, some of these agreements provide for uncapped liability and the existence of any dispute may have adverse effects on our customer relationships and reputation, and we may incur substantial liability related to them. In addition, provisions regarding limitation of liability in our agreements with customers, partners, or other third parties may not be enforceable in some circumstances or jurisdictions or may not protect us from claims and related liabilities and costs. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance may not adequately cover any such claims and may not continue to be available to us on acceptable terms or at all. If any such indemnification obligations are triggered, we could face substantial liabilities or be forced to make changes to our products, enter into license agreements, which may not be available on commercially reasonable terms or at all, or terminate our agreements with customers, partners, and other third parties and provide refunds. In addition, even claims that ultimately are unsuccessful could result in expenditures of management’s time and other resources. Furthermore, any legal claims from customers and partners could result in reputational harm and the delay or loss of market acceptance of our products.
Risks Related to Our Intellectual Property and IT Systems
If we or our third-party service providers suffer a cybersecurity event, our reputation may be harmed, we may lose customers, and we may incur significant liabilities, any of which would harm our business and operating results.
Cyberattacks, computer malware, viruses, social engineering (including phishing and ransomware attacks), and general hacking are becoming more prevalent and more sophisticated in our industry, and we may in the future become the target of third parties seeking unauthorized access to our confidential or sensitive information or that of our customers or partners. While we have cybersecurity risk management and strategy processes in place that are designed to protect our and our customers’ confidential and sensitive information and prevent data loss, these measures cannot provide absolute security and may not be effective to prevent a security breach, including as a result of employee error, theft, misuse, or malfeasance, third-party actions, unintentional events, or deliberate attacks by cyber criminals, any of which may result in system and business interruptions and/or someone obtaining unauthorized access to our customers’ data, our data, our intellectual property, and/or our other confidential or sensitive business information. We and our customers have faced, and will continue to face, cyber threats, attacks, and other incidents from a variety of sources. In addition, third parties may attempt to fraudulently induce employees, contractors, or users to disclose information, including user names and passwords, to gain access to our customers’ data, our data, or other confidential or sensitive information, and we may be the target of email scams that attempt to acquire personal information or company assets. Because techniques used to sabotage or obtain unauthorized access to systems change frequently, have increased in sophistication, and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques, react in a timely manner or at all, or implement adequate preventative measures. Additionally, bad actors are utilizing AI-based tools to execute attacks, creating unprecedented cybersecurity challenges, impacting our ability to implement adequate preventative or ameliorative measures. Furthermore, our solutions may not help detect situations in which a valid user identity has been compromised. We devote significant financial and personnel resources to implement and maintain security measures; however, these resources may not be sufficient, and as cybersecurity threats develop, evolve, and grow more complex over time, it may be necessary to make significant further investments to protect our data and infrastructure.
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
We cannot assure you that our products or hosted services will not be subject to cyberattacks, compromise, or other security incidents, especially in light of the rapidly changing security threat landscape that our products and hosted services seek to address. Due to a variety of both internal and external factors, including, without limitation, defects or misconfigurations of our products, our products could become vulnerable to security incidents (both from intentional attacks and accidental causes). In addition, because the techniques used by computer hackers to access or sabotage networks and endpoints change frequently, are increasing in sophistication, and generally are not recognized until launched against a target, there is a risk that advanced attacks could emerge that attack our software that we are unable to detect or prevent until after some of our customers are affected.
If our cybersecurity products fail to detect a security incident, there could potentially be claims against us for such security incident, which could require us to pay damages and could hurt our reputation, whether or not the security incident was the fault of our products. Further, the SEC’s Rules on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure requires us to make certain disclosures related to incidents and the reasonably likely impact of such an incident on Form 8-K. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures could be costly and lead to negative publicity, loss of customer confidence in the effectiveness of our security measures, diversion of management’s attention, and governmental investigations.

Our customers and their service providers administer access to their data and systems. We offer tools and support for what we believe are best practices to maintain security utilizing our services; however, our customers are ultimately responsible for the administration and control of their information systems and they are not required to utilize those tools or follow our suggested practices or those of their other software vendors. Our products could be considered a valuable target for lateral attacks because of their highly privileged access.
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
Disruptions or other business interruptions that affect the availability of our platform could adversely impact our customer relationships and overall business.
Our continued growth depends on the ability of our existing and potential customers to access our products and applications 24 hours a day, seven days a week, without interruption or degradation of performance. We currently host our cloud service from third-party data center facilities, including AWS and Azure, which operate from several global locations. Any damage to, failure of, or interference with our cloud service that is hosted by our third-party service providers, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or catastrophic events, could result in interruptions in our cloud service and/or the loss of our or our customers’ data. While the third-party data centers host the server infrastructure, we manage the cloud services through our site reliability engineering team, and we need to support version control, changes in cloud software parameters, and the evolution of our products, all in a multi-OS environment. We have experienced and may in the future experience disruptions, outages, and other performance problems with our infrastructure due to a variety of factors, including infrastructure changes, introductions of new functionality, service interruptions from our hosting or technology partners, human or software errors, capacity constraints, distributed denial of service attacks, or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order. Many of our customer agreements contain contractual service level commitments to maintain uptime of at least 99.9% for our cloud services, and we may not be able to satisfy the performance required by our customers or our contractual commitments, especially during peak usage times and as our products become more complex and our user traffic increases. If any of our products malfunction or if our customers are unable to access our products or deploy them within a reasonable amount of time, or at all, our business would be harmed. The adverse effects of any service interruptions on our reputation and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers expect continuous and uninterrupted access to our products and have a low tolerance for interruptions of any duration.
In the event that any of our agreements with our third-party service providers are terminated, there is a lapse or elimination of any services or features that we utilize, or there is an interruption of connectivity or damage to facilities, whether due to actions outside of our control or otherwise, we could experience interruptions or delays in customer access to our platform and incur significant expense in developing, identifying, obtaining, and/or integrating replacement services, which may not be available on commercially reasonable terms or at all, and which would adversely affect our business, financial condition, and results of operations. In addition, our customers’ satisfaction with our offerings is dependent in part upon their perceptions and satisfaction with our cloud infrastructure service providers. Dissatisfaction with such providers could damage our relationships with customers and/or result in the loss of customers across one or more of our products.
Since our customers rely on our products to secure their Apple products and systems, and because customers use our products to assist in necessary business and service interactions and to support customer and client-facing applications, any outage on our products would impair the ability of our customers to operate their businesses and provide necessary services, which would negatively impact our brand, reputation, and customer satisfaction. If Apple experiences service outages, such failure could interrupt our customers’ access to our services, which could adversely affect their perception of our products’ reliability and our revenue. Additionally, customers may attribute Apple service outages to our products, which may harm our reputation and cause our customers to ask us for assistance with these outages that are outside of our control. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our products. In the future, these services may not be available to us on commercially reasonable terms, or at all. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology.
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
We are subject to global data protection, privacy, and security laws, regulations and codes of conduct that relate to our various business units and data processing activities, which may include sensitive, confidential, and personal information. These laws, regulations and codes are inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates, and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share, and transmit personal data, including the transferring of personal information across international borders. This scrutiny can result in new and shifting interpretations of existing laws, thereby further impacting our business. For example, European data transfers outside the European Economic Area are highly regulated and litigated. The mechanisms that we and many other companies rely upon for European data transfers (for example, Standard Contractual Clauses and the EU – US Data Privacy Framework) are the subject of legal challenge, regulatory interpretation, and judicial decisions by the Court of Justice of the European Union. Several other countries have also established specific legal requirements for cross-border transfers of personal information, and certain countries have also established specific legal requirements for data localization (such as where personal data must remain stored in the country). If other countries implement more restrictive regulations for cross-border data transfers or do not permit data to leave the country of origin, such developments could adversely impact our business and our enterprise customers’ business, our financial condition, and our results of operations in those jurisdictions. Additionally, the GDPR in the European Economic Area and the UK continues to be interpreted by European and UK courts in novel ways leading to shifting requirements, country-specific differences in application, and uncertain enforcement priorities. State laws in the U.S. on privacy, data, and related technologies, such as the CCPA and the CPRA, as well as industry self-regulatory codes and regulatory requirements, create additional privacy and security compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. In addition, certain jurisdictions have imposed data localization laws that may, for example, require personal information of citizens to be collected, stored, and modified only within that country.
Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with laws in other jurisdictions, our existing data management practices, or the features of our products and product capabilities. We therefore cannot fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time, and other resources or the imposition of significant fines, penalties, or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition, and results of operations. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative, and other developments. These changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. As we expand our customer base, these requirements may vary from customer to customer, further increasing the cost of compliance and doing business.
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
Entities providing services to governments are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with supplier diversity policies, and other terms that are particular to government contracts, such as termination rights. These rules may apply to us and/or third parties through whom we resell our products and services and whose practices we may not control, where such parties’ non-compliance could impose repercussions with respect to contractual and customer satisfaction issues. Federal, state, and local governments routinely investigate and audit contractors for compliance with these requirements. If, as a result of an audit or review, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines and suspensions, or debarment from future government business, and we may suffer harm to our reputation. Additionally, government certification, software supply chain, or source code transparency requirements applicable to us or our platform may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the revised certification or meet other new requirements. For example, although we are currently StateRAMP authorized, such authorization is costly to maintain and subject to rigorous compliance and if we lose our authorization, it may restrict our ability to sell to education and other state government customers.
Our customers also include a number of non-U.S. governments. Similar procurement, budgetary, contract, and audit risks that apply in the context of U.S. government contracting also apply to our doing business with these entities, particularly in certain emerging markets where our customer base is less established. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions, our ability to win business may be constrained by geopolitical and other factors unrelated to our competitive position in the market. Additionally, many of our current and prospective customers, such as those in the financial services and health care industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our services. Each of these difficulties could result in substantial compliance burdens and could materially adversely affect our business and results of operations.
We are subject to export controls and economic sanctions laws, and our customers and partners are subject to import controls that could subject us to liability if we are not in full compliance with applicable laws.
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
Although we take precautions to prevent our solutions from being provided in violation of U.S. export control and economic sanctions laws, our solutions may have been in the past, and could in the future be, provided inadvertently in violation of such laws. If we were to fail to comply with U.S. export law requirements, U.S. customs regulations, U.S. economic sanctions, or other applicable U.S. laws, we could be subject to substantial civil and criminal penalties, including fines, incarceration for responsible employees and managers, and the possible loss of export or import privileges. U.S. export controls, sanctions, and regulations apply to our channel and other partners as well as to us. Any failure by our channel and other partners to comply with such laws, regulations, or sanctions could have negative consequences, including reputational harm, government investigations, and penalties.
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

Complications with the implementation of our recent systems transformation could adversely impact our business and operations.
We rely extensively on information systems and technology to operate and manage our business and summarize operating results. We recently implemented updated sales software and software to support our business, including our enterprise resource planning system, as well as other systems to upgrade processes, governance, and systems. Our system transformation includes a comprehensive redesign of our systems, including the quoting, contracting, and invoicing processes, and the systems and tools we use. The system transformation is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of the business. The system transformation implementation process has required, and will continue to require, significant personnel and financial resources. If the system transformation does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.
Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.
We regularly review key business metrics, including our ARR, number of customers, number of devices, and other measures, to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using complex systems, methodologies, and internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. For example, the process of our recent comprehensive systems update included some minor data reconfiguration and validation of accounts and metrics through year-end and immaterially impacted our ARR, customer count, and device count previously reported for the third quarter of 2024.
There is no guarantee that we will not detect other differences or errors with respect to our key business metrics with the continued application of our redesigned systems or otherwise. If we fail to maintain effective systems and processes or if such systems fail to detect errors with respect to our key business metrics or other information, the key business metrics or other information that we report may be inaccurate. Moreover, we may periodically change the definition or methodology used to calculate our key business metrics. If reported key business metrics or other information proofs to be materially inaccurate or we discover additional differences or errors in reported results, we may be required to amend and/or restate previous reports, may be unable to report our results on a timely basis, may lose investor confidence, and the price of our common stock could be impacted. Further, if investors perceive any changes to our key business metrics or the methodologies used to calculate these metrics, negatively, our business could be adversely affected.
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
As a public company, we are required to maintain internal control over financial reporting and disclosure controls and procedures. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, including SEC enforcement actions, and we could be required to restate our financial results, any of which would require additional financial and management resources.
If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, negatively affect our liquidity, our access to capital markets, perceptions of our creditworthiness, our ability to complete acquisitions, our ability to maintain compliance with covenants under our debt instruments or derivative arrangements regarding the timely filing of periodic reports, or investor confidence in our financial reporting, any of which may divert management resources or cause our stock price to decline. Further, remediation of a material weakness or significant deficiency does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate.
Our indebtedness could adversely affect our business and growth prospects.
As of December 31, 2024, we had total current and long-term indebtedness of $370.7 million, including (i) $369.5 million outstanding aggregate principal amount of the 2026 Notes (net of unamortized debt issuance costs), (ii) no borrowings outstanding under our 2024 Revolving Credit Facility, and (iii) $1.1 million of outstanding letters of credit under our 2024 Revolving Credit Facility. In addition, as of December 31, 2024, we had $173.9 million of additional borrowing capacity under our 2024 Revolving Credit Facility. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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
Despite our current consolidated debt levels, we may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the 2026 Notes Indenture from incurring additional debt, securing existing or future debt, recapitalizing our debt, or taking a number of other actions that are not limited by the terms of the 2026 Notes Indenture that could have the effect of diminishing our ability to make payments on our debt, including the 2026 Notes, when due. The 2024 Credit Agreement restricts our ability to incur certain additional indebtedness, including secured indebtedness, but if the 2024 Credit Agreement matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.
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
If our cash flows and capital resources are insufficient to fund any of our future debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure or refinance our indebtedness. Any such refinancing could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. Our 2024 Credit Agreement includes certain restrictions on our ability to conduct asset sales and/or use the proceeds from asset sales for general corporate purposes. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.
The terms of the 2024 Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
Our 2024 Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:
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
The restrictive covenants in the 2024 Credit Agreement require us to maintain specified financial ratios and satisfy other financial condition tests to the extent applicable. Our ability to meet those financial ratios and tests can be affected by events beyond our control.
A breach of the covenants or restrictions under the 2024 Credit Agreement could result in an event of default under such agreement. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:
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
In addition, our 2024 Credit Agreement also limits our ability to incur certain additional debt and therefore we may need to amend our 2024 Credit Agreement or issue additional equity to raise capital. If we issue additional equity, your interest in us will be diluted.
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
As of December 31, 2024, Vista beneficially owned approximately 35.1% of our common stock. Our bylaws provide that Vista has the right to designate the Chair of our Board for so long as Vista beneficially owns at least 30% or more of the voting power of the then outstanding shares of our capital stock then entitled to vote generally in the election of directors. Even though Vista does not own shares of our stock representing a majority of the total voting power, for so long as Vista continues to own a significant percentage of our stock, Vista will still be able to significantly influence the composition of our Board, including the right to designate the Chair of our Board, and the approval of actions requiring shareholder approval. Accordingly, for such period of time, Vista will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers, decisions on whether to raise future capital, and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as Vista continues to own a significant percentage of our stock, Vista will be able to cause or prevent a change of control of us or a change in the composition of our Board, including the selection of the Chair of our Board, and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
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
In addition to Vista’s beneficial ownership of 35.1% of our common stock as of December 31, 2024, our certificate of incorporation and bylaws and the DGCL contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our shareholders. Among other things:
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
The price of our common stock could decline if there are substantial sales of shares of our common stock particularly sales by our directors, executive officers, and significant shareholders, if there is a large number of shares of our common stock available for sale, or if there is the perception that these sales could occur. As of December 31, 2024, we had 129,332,030 shares of our common stock outstanding. All of the shares of common stock sold in our IPO and follow-on offerings are available for sale in the public market. In addition, we have registered shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance. Shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. Further, the 2026 Notes may become in the future convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
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
We do not anticipate paying any regular cash dividends on our common stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of our existing indebtedness and any future outstanding indebtedness we or our subsidiaries incur, including under our 2024 Credit Agreement. Therefore, any ROI in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.
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
Companies across all industries and around the globe are facing increasing scrutiny and litigation relating to their ESG policies, initiatives, and activities by investors, lenders, customers, government regulators, and other market participants. Regulatory requirements related to ESG have been issued in the E.U., its Member States, and other countries, particularly with respect to climate change, emission reduction, and environmental stewardship. In addition, increased scrutiny related to ESG, and actual and proposed ESG policies and regulations, including proposed new or enhanced requirements regarding the standardization of mandatory climate-, human capital-, and diversity-related disclosures for investors in the EU, the U.S., and other countries, will subject us to new regulatory and compliance costs. Historically, we have not incurred significant expenditures to comply with environmental or ESG laws, policies, and regulations. However, given the increase in the number and complexity of these policies and regulations, we expect our costs of compliance to increase. Expectations surrounding appropriate corporate behavior in these areas are continually evolving and increasingly politicized, and often reflect opposing viewpoints, which has enhanced general public company scrutiny by anti-ESG activists. We risk damage to our brand and reputation, impacts to our ability to secure government contracts, or limited access to capital if we fail to adapt to, or comply with, investor, lender, customer, or other stakeholder expectations and standards and potential government regulation with respect to ESG matters, including in areas such as diversity and inclusion, environmental stewardship, support for local communities, and corporate governance and transparency, and may result in our inability to consider or address the concerns of particular stakeholders without creating concerns among other stakeholders with an opposing viewpoint. Recently, some state advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated. In January 2025, the new Presidential Administration signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential investigations of certain private entities, including publicly traded companies.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
Cyberattacks, computer malware, viruses, social engineering (including phishing and ransomware attacks), and general hacking are becoming more prevalent and more sophisticated in our industry. To mitigate the adverse impact of these threats to our business, we take a comprehensive approach to cybersecurity risk management and make proactively securing our systems and the data customers, employees, partners, and other stakeholders entrust to us a top priority. Our Board and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats. See “Risk Factors — Risks Related to Our Intellectual Property and IT Systems” for a more comprehensive description of cybersecurity-related risks. We have devoted significant financial and personnel resources to implement and maintain security measures, which are designed to mitigate these risks and meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. While in the last fiscal year, we did not identify a cybersecurity threat or incident that resulted in a material adverse impact to our business, results of operations, or financial condition, there can be no guarantee that we will not experience or have not experienced such an incident.
Our policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on frameworks established by the National Institute of Standards and Technology. Cybersecurity risks related to our business, technical operations, privacy, and compliance issues are identified and addressed through a multi-faceted approach including third-party assessments, internal IT audit, IT security, governance, risk, and compliance reviews. To protect, detect, and respond to cybersecurity threats, we aim to conduct the following activities at various intervals during the year, which vary in maturity across our business:
•Regular network and endpoint monitoring;
•24x7 security operations monitoring of our systems, networks, and services to detect and act on weaknesses and potential intrusions;
•Role-based access controls to identify, authenticate, and authorize individuals to access systems based on their job responsibilities;
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
Our cybersecurity policies, standards, processes, and practices are regularly assessed by consultants and external auditors. These assessments include a variety of activities including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness. We have also obtained industry certifications and attestations.
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
Our cybersecurity risk management and strategy processes are overseen by leaders from our enterprise operations, compliance, and legal teams, including our Chief Information Officer, Chief Information Security Officer, and Chief Legal Officer. Such individuals have extensive prior work experience in various roles involving information technology, including security, auditing, compliance, systems, and programming. These individuals are informed about, and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.
Item 2. Properties
Our corporate headquarters are in Minneapolis, MN, where we lease 102,937 square feet of office space under a lease that expires in February of 2030. We have additional office locations in the U.S. and in various international countries where we lease a total of 172,047 square feet. These additional office locations in the U.S. include Eau Claire, WI and Austin, TX. We sublease approximately 17,000 square feet of office space in the U.S. to third parties. Our international offices are located in Poland, the Netherlands, Australia, Japan, Hong Kong, Taiwan, the UK, the Czech Republic, Sweden, India, and Israel. We believe that our facilities are adequate for our current needs.
Item 3. Legal Proceedings
The information set forth in “Note 8 — Commitments and contingencies” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
From time to time, we are subject to legal proceedings and claims, including patent, commercial, product liability, employment, class action, whistleblower, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. Although the results of these proceedings, claims, inquiries, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Our evaluation of any current matters may change in the future as the legal proceedings and claims and events related thereto unfold. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Our Common Stock
Our common stock trades on the NASDAQ under the symbol “JAMF.”
Holders of Record
As of December 31, 2024, there were 22 holders of record of our common stock, including Cede & Co, a nominee for DTC, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
The following performance graph and related information shows a comparison of the cumulative total return for our common stock, the S&P 500 Index, and the S&P 500 Information Technology Index between July 22, 2020 (the date our common stock commenced trading on NASDAQ) through December 31, 2024. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.
The closing price of our common stock on December 31, 2024, the last trading day of our 2024 fiscal year, was $14.05.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Jamf Holding Corp., the S&P 500 Index, and the S&P 500 Information Technology Index

$300
$250
$200
$150
$100
$50
$0
07/22/20
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Jamf Holding Corp.
S&P 500
S&P 500 Information Technology

*$100 invested on 7/22/20 in stock or 6/30/20 in index, including reinvestment of dividends.
Fiscal year ending December 31.
Unregistered Sales of Equity Securities
None.
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
Overview
We are the standard in managing and securing Apple at work, and we are the only company in the world that provides a complete management and security solution for an Apple-first environment that is designed to be enterprise secure, consumer simple, and protective of personal privacy. We help IT and security teams confidently protect the devices, data, and applications used by their workforce, while providing employees with the powerful and intended Apple experience. With Jamf’s solution, devices can be deployed to employees brand new in the shrink-wrapped box, set up automatically and personalized at first power-on and administered continuously throughout the lifecycle of the device.
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
We have built our company through a primary focus on being the leading solution for Apple in the enterprise because we believe that due to Apple’s broad range of devices, combined with the changing demographics of today’s workforce and their strong preference for Apple, Apple will become the number one device ecosystem in the enterprise by the end of this decade. We believe that the enterprise management provider that is best at Apple will one day be the enterprise leader, and that Jamf is best positioned for that leadership. Through our long-standing relationship with Apple, we have accumulated significant Apple technical experience and expertise that give us the ability to fully and quickly leverage and extend the capabilities of Apple products, operating systems, and services, while protecting devices with our differentiated Apple-first security solutions. This expertise enables us to fully support new innovations and operating system releases the moment they are made available by Apple. This focus has allowed us to create a best-in-class user experience in the enterprise.
We sell our SaaS solutions via a subscription model, through a direct sales force, online, and indirectly via our channel and other strategic partners, including Apple. Our multi-dimensional go-to-market model and primarily cloud-deployed offering enable us to reach organizations around the world, large and small, with our software solutions.
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
Product innovation and technology leadership. Our success is dependent on our ability to sustain product innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform, and we intend to further extend the adoption of our platform through additional innovation. While sales of subscriptions to our Jamf Pro product account for a substantial portion of our revenue, we intend to continue to invest in building additional products, features, and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell additional products to both new and existing customers. For example, we announced Jamf Executive Threat Protection in April 2023, as an ADR tool designed for mobile devices that provides organizations with an efficient, remote method to monitor devices and respond to advanced attacks.
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
General and industry-specific economic and market conditions and reductions in IT spending. Our revenue, results of operations, and cash flows depend on the overall demand for our products. The U.S. and other key international economies continue to be impacted, although to a lesser extent, by high levels of inflation, elevated interest rates, financial instability and concerns about trade relations and volatility in credit, equity, and foreign exchange markets, the Russia-Ukraine war, and overall economic uncertainty. These factors could continue to pose the risk of reductions in IT spending by our existing and prospective customers or in requests to renegotiate existing contracts, defaults on payments due on existing contracts, or non-renewals. As result of macroeconomic uncertainty, some of our customers have continued to take a more moderate outlook when planning their future hiring and device growth needs.
In addition, in 2024, the Company executed a workforce reduction plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth in light of macroeconomic conditions. The workforce reduction plan impacted approximately 6% of the Company’s full-time employees. See Note 16 of our consolidated financial statements for additional information.

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
The number of devices on our software platform was 33.2 million and 32.3 million as of December 31, 2024 and 2023, respectively, representing a 3% year-over-year growth rate. The increase in number of devices reflects our growth across industries, products, and geographies. The process of our recent comprehensive systems update included some minor data reconfiguration and validation of accounts and metrics through year-end and immaterially impacted our device count previously reported as of September 30, 2024.
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
Our ARR was $646.0 million and $588.6 million as of December 31, 2024 and 2023, respectively, which is an increase of 10% year-over-year. The growth in our ARR was primarily driven by device expansion, cross-selling additional solutions to our installed customer base, and the addition of new customers. The process of our recent comprehensive systems update included some minor data reconfiguration and validation of accounts and metrics through year-end and immaterially impacted our ARR reported as of September 30, 2024.
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
Our dollar-based net retention rates were 104% and 108% for the trailing twelve months ended December 31, 2024 and 2023, respectively. Our high dollar-based net retention rates are primarily attributable to an expansion of devices and our ability to cross-sell our new solutions to our installed customer base.

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
General and administrative. General and administrative expenses consist primarily of employee compensation costs for corporate personnel, such as those in our executive, human resource, facilities, accounting and finance, legal and compliance, and IT departments. General and administrative expenses also include non-personnel costs such as legal, accounting, and other professional fees. In addition, general and administrative expenses include acquisition and integration-

related expenses, which primarily consist of third-party expenses, such as legal and accounting fees, as well as adjustments to contingent consideration and expense recognized for deferred compensation related to the acquisition of dataJAR. General and administrative expenses also include system transformation costs, which are primarily associated with the implementation of sales software and software supporting our business including enterprise resource planning, as well as the implementation of other systems to upgrade processes, governance, and systems. General and administrative expenses also include restructuring charges.
Amortization. Amortization expense consists of amortization of acquired intangible assets.
Interest Income (Expense), Net
Interest income (expense), net primarily consists of interest income earned on our cash and cash equivalents as well as interest charges and amortization of capitalized issuance costs related to our 2026 Notes.
Foreign Currency Transaction (Loss) Gain
Foreign currency transaction (loss) gain includes gains and losses from transactions denominated in a currency other than the Company’s functional currency, the U.S. dollar.
Income Tax (Provision) Benefit
Income tax (provision) benefit consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue:
Subscription	$613,591	$543,019	$455,007
Services	13,562	16,325	19,025
License	246	1,227	4,744
Total revenue	627,399	560,571	478,776
Cost of revenue:
Cost of subscription(1)(2)(3)(4)(5)(6) (exclusive of amortization expense shown below)	114,260	98,554	85,479
Cost of services(1)(2)(3)(4)(5) (exclusive of amortization expense shown below)	14,557	13,976	13,816
Amortization expense	12,511	13,529	19,932
Total cost of revenue	141,328	126,059	119,227
Gross profit	486,071	434,512	359,549
Operating expenses:
Sales and marketing(1)(2)(3)(4)(5)(6)	252,128	250,757	217,728
Research and development(1)(2)(3)(4)(5)(6)	138,961	134,422	119,906
General and administrative(1)(2)(3)(4)(5)(6)(7)	136,567	135,233	132,562
Amortization expense	27,511	29,349	28,227
Total operating expenses	555,167	549,761	498,423
Loss from operations	(69,096)	(115,249)	(138,874)
Interest income (expense), net	6,615	6,526	(538)
Foreign currency transaction (loss) gain	(2,277)	916	(2,802)
Loss before income tax (provision) benefit	(64,758)	(107,807)	(142,214)
Income tax (provision) benefit	(3,697)	(2,279)	913
Net loss	$(68,455)	$(110,086)	$(141,301)
(1) Includes stock-based compensation as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$11,518	$10,229	$8,854
Services	1,674	1,386	1,299
Sales and marketing	30,299	33,127	33,559
Research and development	25,324	23,719	24,392
General and administrative	28,575	32,539	41,066
	$97,390	$101,000	$109,170

(2) Includes payroll taxes related to stock-based compensation as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$393	$318	$293
Services	87	57	54
Sales and marketing	1,146	1,162	810
Research and development	649	581	429
General and administrative	672	490	428
	$2,947	$2,608	$2,014
(3) Includes depreciation expense as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$1,248	$1,219	$1,201
Services	178	168	170
Sales and marketing	2,715	3,155	2,725
Research and development	1,758	1,814	1,610
General and administrative	1,027	1,064	965
	$6,926	$7,420	$6,671
(4) Includes acquisition-related expense as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$—	$—	$61
Services	194	50	—
Sales and marketing	—	371	7
Research and development	538	807	912
General and administrative	4,530	6,133	3,663
	$5,262	$7,361	$4,643
(5) Includes system transformation costs as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$283	$51	$—
Services	22	—	—
Sales and marketing	888	174	—
Research and development	295	12	—
General and administrative	14,561	4,596	—
	$16,049	$4,833	$—

(6) Includes restructuring charges as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$7	$—	$—
Sales and marketing	7,304	—	—
Research and development	709	—	—
General and administrative	1,722	1,393	—
	$9,742	$1,393	$—
(7) General and administrative also includes the following:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Acquisition-related earnout	$—	$—	$694
Offering costs	872	—	124
Extraordinary legal settlements and non-recurring litigation costs	(122)	559	—
The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(as a percentage of total revenue)
Revenue:
Subscription	98%	97%	95%
Services	2	3	4
License	—	—	1
Total revenue	100	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	18	18	18
Cost of services (exclusive of amortization expense shown below)	2	2	3
Amortization expense	3	2	4
Total cost of revenue	23	22	25
Gross profit	77	78	75
Operating expenses:
Sales and marketing	40	45	45
Research and development	22	24	25
General and administrative	22	24	28
Amortization expense	4	6	6
Total operating expenses	88	99	104
Loss from operations	(11)	(21)	(29)
Interest income (expense), net	1	1	—
Foreign currency transaction (loss) gain	—	—	(1)
Loss before income tax (provision) benefit	(10)	(20)	(30)
Income tax (provision) benefit	(1)	—	—
Net loss	(11)%	(20)%	(30)%
A discussion regarding our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found under Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024, which is available free of charge on the SEC’s website at www.sec.gov and our investor relations website at ir.jamf.com.
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Years Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
SaaS subscription and support and maintenance	$592,592	$521,269	$71,323	14%
On‑premise subscription	20,999	21,750	(751)	(3)
Subscription revenue	613,591	543,019	70,572	13
Professional services	13,562	16,325	(2,763)	(17)
Perpetual licenses	246	1,227	(981)	(80)
Non-subscription revenue	13,808	17,552	(3,744)	(21)
Total revenue	$627,399	$560,571	$66,828	12%
For the year ended December 31, 2024, total revenue increased primarily as a result of higher subscription revenue. Subscription revenue accounted for 98% of total revenue for the year ended December 31, 2024 compared to 97% for the year ended December 31, 2023. The increase in subscription revenue was driven by device expansion, cross-selling, and the addition of new customers. The decrease in professional services revenue was driven by lower demand from customers. The decrease in perpetual licenses revenue primarily reflects customers shifting from perpetual licenses to subscriptions.
Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$114,260	$98,554	$15,706	16%
Cost of services (exclusive of amortization expense show below)	14,557	13,976	581	4
Amortization expense	12,511	13,529	(1,018)	(8)
Total cost of revenue	$141,328	$126,059	$15,269	12%
Gross margin	77%	78%
For the year ended December 31, 2024, cost of revenue increased primarily due to an increase in cost of subscription revenue. Cost of subscription revenue increased primarily due to a $6.0 million increase in employee compensation costs, a $5.7 million increase in third-party hosting fees as we increased capacity to support our growth, a $1.4 million increase in stock-based compensation expense and related payroll taxes, and a $1.3 million increase in computer hardware and software costs.

Operating Expenses

	Years Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$252,128	$250,757	$1,371	1%
Research and development	138,961	134,422	4,539	3
General and administrative	136,567	135,233	1,334	1
Amortization expense	27,511	29,349	(1,838)	(6)
Operating expenses	$555,167	$549,761	$5,406	1%
For the year ended December 31, 2024, sales and marketing expenses increased primarily due to restructuring charges of $7.3 million, a $1.1 million increase in marketing costs, and a $0.7 million increase in system transformation costs, partially offset by a $3.2 million decrease in employee compensation costs, a $2.8 million decrease in stock-based compensation and related payroll taxes, a $0.9 million decrease in travel-related expenses, and a $0.4 million decrease in acquisition-related expense.
For the year ended December 31, 2024, research and development expenses increased primarily due to a $2.6 million increase in employee compensation costs, a $1.7 million increase in stock-based compensation and related payroll taxes, and restructuring charges of $0.7 million.
For the year ended December 31, 2024, general and administrative expenses increased primarily due to a $10.0 million increase in system transformation costs and offering costs of $0.9 million, partially offset by a $3.8 million decrease in stock-based compensation expense and related payroll taxes, a $2.4 million decrease in charitable contributions, a $1.6 million decrease in acquisition-related expense, and a $1.3 million decrease in premium for directors and officers insurance due to improved market conditions for such insurance.
Interest Income, Net

	Years Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Interest income, net	$6,615	$6,526	$89	1%
Foreign Currency Transaction (Loss) Gain

	Years Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Foreign currency transaction (loss) gain	$(2,277)	$916	$(3,193)	NM
NM Not Meaningful.
For the year ended December 31, 2024, foreign currency transaction loss increased primarily due to the impact of changes in foreign currency exchange rates, primarily the GBP and EUR.
Income Tax Provision

	Years Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Income tax provision	$(3,697)	$(2,279)	$(1,418)	62%
Effective tax rate	(5.7)%	(2.1)%
The change in the effective tax rate for the year ended December 31, 2024 compared to the prior year was primarily due to international growth. In addition, the effective tax rate for the year ended December 31, 2023 included a discrete benefit related to the acquisition of dataJAR.

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
Certain of these non-GAAP measures exclude amortization expense, stock-based compensation expense, foreign currency transaction loss (gain), amortization of debt issuance costs, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs. Acquisition-related expense includes acquisition and integration-related expenses which primarily consist of third-party expenses, such as legal and accounting fees, as well as expense recognized for deferred compensation related to the acquisition of dataJAR. System transformation costs are primarily associated with the implementation of updated sales software and software supporting our business including enterprise resource planning, as well as the implementation of other systems to upgrade processes, governance, and systems. System transformation costs include costs that were expensed as incurred and the amortization of capitalized costs. The transformation included a comprehensive redesign of our systems, including the quoting, contracting, and invoicing processes, and the systems and tools we use. Restructuring charges for the year ended December 31, 2024 primarily include severance payments related to the workforce reduction plan announced in January 2024. Restructuring charges for the year ended December 31, 2023 primarily include lease impairments.
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

A reconciliation of non-GAAP gross profit to gross profit and non-GAAP gross profit margin to gross profit margin, the most directly comparable GAAP measures, are as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Gross profit	$486,071	$434,512	$359,549
Amortization expense	12,511	13,529	19,932
Stock-based compensation	13,192	11,615	10,153
Acquisition-related expense	194	50	61
Payroll taxes related to stock-based compensation	480	375	347
System transformation costs	305	51	—
Restructuring charges	7	—	—
Non-GAAP gross profit	$512,760	$460,132	$390,042
Gross profit margin	77%	78%	75%
Non-GAAP gross profit margin	82%	82%	81%
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
A reconciliation of non-GAAP operating income to operating loss and non-GAAP operating income margin to operating loss margin, the most directly comparable GAAP measures, are as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Operating loss	$(69,096)	$(115,249)	$(138,874)
Amortization expense	40,022	42,878	48,159
Stock-based compensation	97,390	101,000	109,170
Acquisition-related expense	5,262	7,361	4,643
Acquisition-related earnout	—	—	694
Offering costs	872	—	124
Payroll taxes related to stock-based compensation	2,947	2,608	2,014
System transformation costs	16,049	4,833	—
Restructuring charges	9,742	1,393	—
Extraordinary legal settlements and non-recurring litigation costs	(122)	559	—
Non-GAAP operating income	$103,066	$45,383	$25,930
Operating loss margin	(11)%	(21)%	(29)%
Non-GAAP operating income margin	16%	8%	5%
Non-GAAP Net Income
We use non-GAAP net income, and believe it is useful for our investors, to understand and evaluate our operating performance and trends. We define non-GAAP net income as net loss, adjusted for income tax (provision) benefit, amortization expense, stock-based compensation expense, foreign currency transaction loss (gain), amortization of debt issuance costs, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. statutory tax rate.
We define non-GAAP income before income taxes as loss before income taxes adjusted for amortization expense, stock-based compensation expense, foreign currency transaction loss (gain), amortization of debt issuance costs, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs.
We define non-GAAP provision for income taxes as the current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. statutory tax rate.
A reconciliation of non-GAAP net income to net loss, the most directly comparable GAAP measure, is as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Net loss	$(68,455)	$(110,086)	$(141,301)
Exclude: income tax (provision) benefit	(3,697)	(2,279)	913
Loss before income tax (provision) benefit	(64,758)	(107,807)	(142,214)
Amortization expense	40,022	42,878	48,159
Stock-based compensation	97,390	101,000	109,170
Foreign currency transaction loss (gain)	2,277	(916)	2,802
Amortization of debt issuance costs	2,842	2,742	2,722
Acquisition-related expense	5,262	7,361	4,643
Acquisition-related earnout	—	—	694
Offering costs	872	—	124
Payroll taxes related to stock-based compensation	2,947	2,608	2,014
System transformation costs	16,049	4,833	—
Restructuring charges	9,742	1,393	—
Extraordinary legal settlements and non-recurring litigation costs	(122)	559	—
Non-GAAP income before income taxes	112,523	54,651	28,114
Non-GAAP provision for income taxes (1)	(27,006)	(13,116)	(6,747)
Non-GAAP net income	$85,517	$41,535	$21,367
(1) In accordance with the SEC’s Non-GAAP Financial Measures Compliance and Disclosure Interpretation, the Company’s blended U.S. statutory rate of 24% is used as an estimate for the current and deferred income tax expense associated with our non-GAAP income before income taxes.
Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted for interest (income) expense, net, provision (benefit) for income taxes, depreciation expense, amortization expense, stock-based compensation expense, foreign currency transaction loss (gain), acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs.

A reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Net loss	$(68,455)	$(110,086)	$(141,301)
Interest (income) expense, net	(6,615)	(6,526)	538
Provision (benefit) for income taxes	3,697	2,279	(913)
Depreciation expense	6,926	7,420	6,671
Amortization expense	40,022	42,878	48,159
Stock-based compensation	97,390	101,000	109,170
Foreign currency transaction loss (gain)	2,277	(916)	2,802
Acquisition-related expense	5,262	7,361	4,643
Acquisition-related earnout	—	—	694
Offering costs	872	—	124
Payroll taxes related to stock-based compensation	2,947	2,608	2,014
System transformation costs	16,049	4,833	—
Restructuring charges	9,742	1,393	—
Extraordinary legal settlements and non-recurring litigation costs	(122)	559	—
Adjusted EBITDA	$109,992	$52,803	$32,601
Liquidity and Capital Resources
General
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $224.7 million, which were held for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions, as well as the available balance of the 2024 Revolving Credit Facility of $173.9 million. On May 3, 2024, the Company entered into the 2024 Credit Agreement to refinance the Company’s existing 2020 Revolving Credit Facility. The 2024 Credit Agreement increased our revolving credit facility commitments from $150.0 million to $175.0 million and has a scheduled maturity date of May 3, 2029. The 2024 Credit Agreement is subject to a springing maturity date on or after June 2, 2026 subject to the terms of the 2024 Credit Agreement. Our cash and cash equivalents are comprised of cash, money market deposit accounts, and money market funds with original maturities at the time of purchase of three months or less. Our cash and cash equivalents are held at a diversified portfolio of investment grade global banks and money market investments. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to make continued investments in supporting the growth of our business in the future.
We are a holding company, and we derive all of our operating income from our subsidiaries. As a result, our cash flow is dependent on the performance of our subsidiaries and the ability of those entities to distribute funds to us. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities — Dividend Policy ” for a discussion of our dividend policy.
A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2024, we had deferred revenue of $385.7 million, of which $333.6 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
As of December 31, 2024, there were no amounts outstanding under the 2024 Credit Agreement, other than $1.1 million in outstanding letters of credit. As of December 31, 2024, there was $369.5 million outstanding on our 2026 Notes, which mature on September 1, 2026. See Note 9 of our consolidated financial statements for additional information on our 2024 Credit Agreement and 2026 Notes.

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
Our principal commitments consist of obligations under our 2026 Notes, contractual agreements for hosting services and other support software, and operating leases for office space. The following table presents the Company’s known short-term and long-term contractual obligations and commitments as of December 31, 2024:

	2025	Thereafter	Total
	(in thousands)
2026 Notes: (1)
Principal payments	$—	$373,750	$373,750
Interest payments	467	467	934
Purchase obligations (2)	31,897	36,741	68,638
Operating leases (3)	6,226	17,784	24,010
Total	$38,590	$428,742	$467,332
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

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$31,192	$35,964	$90,005
Net cash used in investing activities	(11,801)	(22,476)	(34,782)
Net cash (used in) provided by financing activities	(41,604)	5,321	261
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(252)	79	(713)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(22,465)	18,888	54,771
Cash, cash equivalents, and restricted cash, beginning of period	250,809	231,921	177,150
Cash, cash equivalents, and restricted cash, end of period	$228,344	$250,809	$231,921
Cash paid for interest	$842	$784	$763
Cash paid for purchases of equipment and leasehold improvements	9,009	2,934	7,727
Operating Activities
Our largest source of operating cash is cash collections from our subscription customers. Our primary use of cash from operating activities is employee-related expenditures, marketing expenses, and third-party hosting costs.
During the year ended December 31, 2024, net cash provided by operating activities was $31.2 million, a decrease of $4.8 million compared to the year ended December 31, 2023. The decrease was primarily attributable to a $16.9 million increase in cash paid for system transformation costs, $9.5 million of restructuring charges paid, $8.4 million paid in deferred consideration related to the dataJAR acquisition, and an increase in cash paid for third-party hosting costs, partially offset by an increase in cash received from our customers and $6.0 million we paid for contingent consideration in 2023 related to the Digita acquisition.
During the year ended December 31, 2023, net cash provided by operating activities was $36.0 million, a decrease of $54.0 million compared to the year ended December 31, 2022. The decrease was primarily attributable to an increase in cash paid for employee compensation costs, an increase in cash paid for third-party hosting costs, a $12.5 million increase in cash paid for system transformation costs, and $6.0 million we paid for contingent consideration in 2023 related to the Digita acquisition, partially offset by an increase in cash received from our customers and an $8.3 million increase in cash received from interest income.
Investing Activities
During the year ended December 31, 2024, net cash used in investing activities was $11.8 million, a decrease of $10.7 million compared to the year ended December 31, 2023. The decrease was primarily attributable to an $18.8 million decrease in payments for acquisitions, net of cash acquired, partially offset by a $6.1 million increase in purchases of equipment and leasehold improvements and a $1.8 million increase in purchases of investments.
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
Financing Activities
During the year ended December 31, 2024, net cash used in financing activities was $41.6 million compared to net cash provided by financing activities of $5.3 million for the year ended December 31, 2023. The change was primarily attributable to $35.4 million paid for the repurchase and retirement of common stock, $3.6 million for the release of the ZecOps escrow, $3.2 million for the release of the dataJAR escrow, a $2.3 million decrease in proceeds from the exercise of stock options, $1.5 million paid for debt issuance costs related to refinancing the revolving credit facility, and $0.9 million paid for offering costs.

During the year ended December 31, 2023, net cash provided by financing activities was $5.3 million, an increase of $5.1 million compared to the year ended December 31, 2022. The increase was primarily attributable to a $4.6 million payment for contingent consideration in 2022.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, channel partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement, misappropriation, or other violation claims made by third parties. See “Risk Factors — We have indemnity provisions under our contracts with our customers, partners, and other third parties, which could have a material adverse effect on our business.” In addition, we have entered into indemnification agreements with our directors and certain officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in foreign currency exchange rates and interest rates.
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
To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would have an impact of approximately $14.7 million on our operating loss.
Interest Rate Risk
As of December 31, 2024, we had $224.7 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents are comprised of cash, money market deposit accounts, and money market funds with original maturities at the time of purchase of three months or less. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
In September 2021, the Company issued $373.8 million aggregate principal amount of 0.125% 2026 Notes in a private offering. Because the 2026 Notes have a fixed interest rate, we do not have economic interest exposure on the 2026 Notes. The fair value of the 2026 Notes, however, fluctuates when interest rates fluctuate. Additionally, the fair value of the 2026 Notes fluctuates when the market price of our common stock fluctuates. The 2026 Notes are carried at face value less unamortized debt issuance costs on our consolidated balance sheets, and the fair value of the 2026 Notes is presented for disclosure purposes only. We also do not believe we have significant interest exposure with respect to our 2024 Credit Agreement.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jamf Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jamf Holding Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

Revenue Recognition

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company’s revenue is primarily derived from the sales of SaaS subscriptions, support and maintenance contracts, software licenses, and related professional services. Cloud-based SaaS subscriptions and support and maintenance revenue are recognized ratably over the contract term, beginning at the point when the customer is able to use and benefit from the subscription. Revenue from on-premise software licenses is recognized upon transfer of control to the customer, which is typically upon making the software available to the customer. Revenue related to services is recognized as the Company’s performance obligation is fulfilled. The Company’s total revenue was $627.4 million for the year ended December 31, 2024.

Auditing the Company’s revenue recognition was challenging due to the significant effort required to perform procedures and evaluate audit evidence due to the high volume of transactions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for revenue from contracts with customers. This included testing controls that address the risks of material misstatement relating to the completeness and accuracy of revenue transactions. For example, we tested the controls over the initiation and billing of subscriptions and the recognition of revenue. We also tested the controls related to the interface between the sales software and the enterprise resource planning system.

To test the Company’s accounting for revenue recognition, we performed substantive audit procedures that included, among others, performing data analytics and test of details over data extracted from the enterprise resource planning system to test the recorded revenue and deferred revenue amounts. We tested on a sample basis the completeness and accuracy of the underlying data within the Company’s enterprise resource planning system by inspecting, where applicable, customer purchase orders, license agreements, and the cash receipts from customers.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Minneapolis, Minnesota
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jamf Holding Corp.
Opinion on Internal Control Over Financial Reporting
We have audited Jamf Holding Corp.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jamf Holding Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 27, 2025

JAMF HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$224,680	$243,576
Trade accounts receivable, net of allowances of $577 and $444 at December 31, 2024 and 2023, respectively	138,791	108,240
Deferred contract costs	27,958	23,508
Prepaid expenses	12,679	14,255
Other current assets	20,549	13,055
Total current assets	424,657	402,634
Equipment and leasehold improvements, net	19,321	15,184
Goodwill	882,593	887,121
Other intangible assets, net	147,823	187,891
Deferred contract costs, non-current	59,663	53,070
Other assets	46,172	43,752
Total assets	$1,580,229	$1,589,652
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,405	$25,909
Accrued liabilities	68,363	77,447
Income taxes payable	1,014	1,248
Deferred revenue	333,573	317,546
Total current liabilities	421,355	422,150
Deferred revenue, non-current	52,136	55,886
Deferred tax liability, net	5,180	5,952
Convertible senior notes, net	369,514	366,999
Other liabilities	16,061	21,118
Total liabilities	864,246	872,105
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at December 31, 2024 and 2023; 129,376,245 and 126,938,102 shares issued at December 31, 2024 and 2023, respectively; 129,332,030 and 126,938,102 shares outstanding at December 31, 2024 and 2023, respectively	125	126
Treasury stock, at cost; 44,215 and 0 shares at December 31, 2024 and 2023, respectively	(741)	—
Additional paid‑in capital	1,269,264	1,162,993
Accumulated other comprehensive loss	(30,060)	(26,777)
Accumulated deficit	(522,605)	(418,795)
Total stockholders’ equity	715,983	717,547
Total liabilities and stockholders’ equity	$1,580,229	$1,589,652
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Subscription	$613,591	$543,019	$455,007
Services	13,562	16,325	19,025
License	246	1,227	4,744
Total revenue	627,399	560,571	478,776
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	114,260	98,554	85,479
Cost of services (exclusive of amortization expense shown below)	14,557	13,976	13,816
Amortization expense	12,511	13,529	19,932
Total cost of revenue	141,328	126,059	119,227
Gross profit	486,071	434,512	359,549
Operating expenses:
Sales and marketing	252,128	250,757	217,728
Research and development	138,961	134,422	119,906
General and administrative	136,567	135,233	132,562
Amortization expense	27,511	29,349	28,227
Total operating expenses	555,167	549,761	498,423
Loss from operations	(69,096)	(115,249)	(138,874)
Interest income (expense), net	6,615	6,526	(538)
Foreign currency transaction (loss) gain	(2,277)	916	(2,802)
Loss before income tax (provision) benefit	(64,758)	(107,807)	(142,214)
Income tax (provision) benefit	(3,697)	(2,279)	913
Net loss	$(68,455)	$(110,086)	$(141,301)
Net loss per share, basic and diluted	$(0.53)	$(0.88)	$(1.17)
Weighted‑average shares used to compute net loss per share, basic and diluted	128,019,692	124,935,620	120,720,972
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net loss	$(68,455)	$(110,086)	$(141,301)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,283)	13,174	(32,085)
Total other comprehensive (loss) income	(3,283)	13,174	(32,085)
Comprehensive loss	$(71,738)	$(96,912)	$(173,386)
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Number of Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid‑In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2021	119,426,064	$119	$—	$913,581	$(7,866)	$(167,408)	$738,426
Exercise of stock options	842,188	1	—	5,202	—	—	5,203
Vesting of restricted stock units	1,895,620	2	—	—	—	—	2
Issuance of common stock under the employee stock purchase plan	295,189	—	—	6,840	—	—	6,840
Issuance of common stock in connection with business combination	711,111	1	—	15,082	—	—	15,083
Stock-based compensation	—	—	—	109,170	—	—	109,170
Foreign currency translation adjustment	—	—	—	—	(32,085)	—	(32,085)
Net loss	—	—	—	—	—	(141,301)	(141,301)
Balance, December 31, 2022	123,170,172	123	—	1,049,875	(39,951)	(308,709)	701,338
Exercise of stock options	845,235	1	—	6,041	—	—	6,042
Vesting of restricted stock units	2,489,574	2	—	—	—	—	2
Issuance of common stock under the employee stock purchase plan	433,121	—	—	6,077	—	—	6,077
Stock-based compensation	—	—	—	101,000	—	—	101,000
Foreign currency translation adjustment	—	—	—	—	13,174	—	13,174
Net loss	—	—	—	—	—	(110,086)	(110,086)
Balance, December 31, 2023	126,938,102	126	—	1,162,993	(26,777)	(418,795)	717,547
Repurchase and retirement of common stock	(2,000,000)	(2)	—	—	—	(35,355)	(35,357)
Exercise of stock options	620,889	1	—	3,725	—	—	3,726
Vesting of restricted stock units	3,438,266	—	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	(44,215)	—	(741)	—	—	—	(741)
Issuance of common stock under the employee stock purchase plan	378,988	—	—	5,156	—	—	5,156
Stock-based compensation	—	—	—	97,390	—	—	97,390
Foreign currency translation adjustment	—	—	—	—	(3,283)	—	(3,283)
Net loss	—	—	—	—	—	(68,455)	(68,455)
Balance, December 31, 2024	129,332,030	$125	$(741)	$1,269,264	$(30,060)	$(522,605)	$715,983
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(68,455)	$(110,086)	$(141,301)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	46,948	50,298	54,830
Amortization of deferred contract costs	26,917	21,497	16,563
Amortization of capitalized CCA implementation costs	2,669	—	—
Amortization of debt issuance costs	2,843	2,742	2,722
Non-cash lease expense	5,297	5,935	5,869
Impairment of lease right-of-use assets	—	1,077	—
Provision for credit losses and returns	440	472	328
Stock-based compensation	97,390	101,000	109,170
Deferred income tax benefit	(497)	(1,976)	(2,955)
Adjustment to contingent consideration	—	—	694
Other	2,019	(1,673)	3,333
Changes in operating assets and liabilities:
Trade accounts receivable	(31,239)	(19,233)	(9,487)
Prepaid expenses and other assets	(12,160)	(11,354)	1,888
Deferred contract costs	(38,070)	(40,643)	(31,134)
Accounts payable	(7,582)	9,352	5,891
Accrued liabilities	(7,138)	2,690	10,017
Income taxes payable	(217)	727	151
Deferred revenue	11,980	23,939	63,426
Other liabilities	47	1,200	—
Net cash provided by operating activities	31,192	35,964	90,005
Investing activities
Acquisitions, net of cash acquired	—	(18,797)	(23,816)
Purchases of equipment and leasehold improvements	(9,009)	(2,934)	(7,727)
Purchase of investments	(2,500)	(750)	(3,100)
Other	(292)	5	(139)
Net cash used in investing activities	(11,801)	(22,476)	(34,782)
Financing activities
Debt issuance costs	(1,549)	—	(50)
Cash paid for offering costs	(872)	—	(104)
Cash paid for contingent consideration	—	(206)	(4,588)
Payment of acquisition-related holdback	(6,811)	(515)	(200)
Repurchase and retirement of common stock	(35,357)	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	(741)	—	—
Proceeds from the exercise of stock options	3,726	6,042	5,203
Net cash (used in) provided by financing activities	(41,604)	5,321	261
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(252)	79	(713)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(22,465)	18,888	54,771
Cash, cash equivalents, and restricted cash, beginning of period	250,809	231,921	177,150
Cash, cash equivalents, and restricted cash, end of period	$228,344	$250,809	$231,921
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$842	$784	$763
Income taxes, net of refunds	4,524	3,127	1,747
Non-cash activities:
Employee stock purchase plan	5,156	6,077	6,840
Operating lease assets obtained in exchange for operating lease liabilities	4,641	732	8,159
Purchases of equipment and leasehold improvements accrued but not paid	832	421	419
Issuance of common stock for the acquisition of business	—	—	15,083

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$224,680	$243,576	$224,338
Restricted cash included in other current assets	3,664	3,633	383
Restricted cash included in other assets	—	3,600	7,200
Total cash, cash equivalents, and restricted cash	$228,344	$250,809	$231,921
The accompanying notes are an integral part of these consolidated financial statements.

JAMF HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of presentation and description of business
Description of business
Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company,” “we,” “us,” or “our.” We are the standard in managing and securing Apple at work, and we are the only company in the world that provides a complete management and security solution for an Apple-first environment that is designed to be enterprise secure, consumer simple, and protective of personal privacy. We help IT and security teams confidently protect the devices, data, and applications used by their workforce, while providing employees with the powerful and intended Apple experience. With Jamf’s solution, devices can be deployed to employees brand new in the shrink-wrapped box, set up automatically and personalized at first power-on and administered continuously throughout the lifecycle of the device. Our customers are located throughout the world.
Basis of presentation and principles of consolidation
The accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with GAAP. All intercompany accounts and transactions have been eliminated.
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
Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period without consideration for potentially dilutive securities. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares and potentially dilutive securities outstanding during the period. The potentially dilutive securities include outstanding stock options, unvested RSUs, shares related to the 2026 Notes, and shares issuable pursuant to the 2021 ESPP and are determined by applying either the treasury-stock method or the if-converted method, as applicable. Because we have reported a net loss for the years ended December 31, 2024, 2023, and 2022, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods given that the potentially dilutive shares would have been anti-dilutive if included in the calculation.
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
Equipment and leasehold improvements, net
Equipment and leasehold improvements are recorded at cost less accumulated depreciation. Expenditures for renewals and betterments that extend the life of such assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. These lives are three years for computers and server equipment, three years to five years for software, five years for furniture and fixtures, and the lesser of the lease term or the useful life of the leasehold improvements. Repair and maintenance costs are expensed as incurred. Differences between amounts received and the net carrying value of assets retired or disposed of are charged to income as incurred.
Equipment and leasehold improvements, net are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. There were no material impairment losses recognized during the years ended December 31, 2024, 2023, and 2022.
Cloud computing arrangements
The Company incurs costs to implement CCAs that are hosted by third-party vendors. Certain implementation costs associated with CCAs are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of each CCA. Capitalized costs associated with the implementation of CCAs were as follows:

Balance Sheet Classification	December 31, 2024	December 31, 2023
	(in thousands)
Other current assets	$6,418	$1,860
Other assets	19,216	10,891
Capitalized cloud computing implementation costs, gross	25,634	12,751
Less: accumulated amortization	(2,669)	—
Capitalized cloud computing implementation costs, net	$22,965	$12,751
Amortization expense related to capitalized CCA implementation costs was $2.7 million for the year ended December 31, 2024.
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
Goodwill
Goodwill is tested for impairment at least annually and more frequently if events occur that would indicate that it is more likely than not the fair value of the reporting unit is less than the carrying value. The Company has one reporting unit. If the reporting unit’s carrying value exceeds its fair value, an impairment charge will be recorded based on that difference. The impairment charge will be limited to the amount of goodwill currently recognized in the Company’s single reporting unit. The Company performed a qualitative assessment of goodwill as of October 1, 2024, and no impairment was identified. No other interim impairment tests were deemed necessary.
Other intangible assets, net
Intangible assets with finite lives include trademarks, customer relationships, developed technology, non-competes, order backlog, and intellectual property. These assets are amortized over their estimated useful lives, which range from 2.5 years to 12 years, on a straight-line basis. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. There were no impairment losses recognized during the years ended December 31, 2024, 2023, and 2022.
Operating leases
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives. The Company does not recognize ROU assets and lease liabilities for leases with a term of twelve months or less.
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
Revenue recognition
The Company applies ASC 606 and follows the five-step model to determine the appropriate amount of revenue to be recognized. The Company’s revenue is primarily derived from sales of SaaS subscriptions, support and maintenance contracts, software licenses, and related professional services. The Company’s products and services are marketed and sold directly, as well as indirectly through third-party resellers, to the end-user.
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
Services: Services, including training, are often sold as part of new software license or subscription contracts. These services are fulfilled by the Company and with the use of other vendors and do not significantly modify, integrate, or otherwise depend on other performance obligations included in the contracts. Services are generally performed over a one- to two-day period and, when sold as part of new software licenses or subscription contracts, at or near the outset of the related contract. When other vendors participate in the provisioning of the services, the Company recognizes the related revenue on a gross basis as the Company is the principal in these arrangements. Revenue related to services is recognized as the Company’s performance obligation is fulfilled. Related fulfillment costs are recognized as incurred.
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

Disaggregation of Revenue
The Company separates revenue into subscription and non-subscription categories to disaggregate the revenue that is term-based and renewable from the revenue that is one-time in nature. Revenue from subscription and non-subscription contractual arrangements were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
SaaS subscription and support and maintenance	$592,592	$521,269	$430,613
On‑premise subscription	20,999	21,750	24,394
Subscription revenue	613,591	543,019	455,007
Professional services	13,562	16,325	19,025
Perpetual licenses	246	1,227	4,744
Non‑subscription revenue	13,808	17,552	23,769
Total revenue	$627,399	$560,571	$478,776
Contract Balances
The timing of revenue recognition may not align with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment regardless of whether revenue has been recognized. For multiyear agreements, the Company will either invoice the customer in full at the inception of the contract or in installments (generally annually at the beginning of each renewal period). If revenue has not yet been recognized, then a contract liability (deferred revenue) is also recorded. Deferred revenue classified as current in the consolidated balance sheets is expected to be recognized as revenue within one year. Non-current deferred revenue will generally be fully recognized within five years. If revenue is recognized in advance of the right to invoice, a contract asset is recorded. For the years ended December 31, 2024, 2023, and 2022, contract assets and the allowance for expected credit losses associated with contract assets were not material.
Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Balance, beginning of the period	$373,432	$346,150	$282,128
Acquisitions	—	3,230	1,014
Revenue earned	(319,513)	(281,536)	(222,964)
Deferral of revenue	336,925	307,689	287,608
Other (1)	(5,135)	(2,101)	(1,636)
Balance, end of the period	$385,709	$373,432	$346,150
(1) Includes contract assets netted against contract liabilities on a contract-by-contract basis.
There were no significant changes to our contract assets and liabilities during the years ended December 31, 2024, 2023, and 2022 outside of our sales activities.
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

Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts to be invoiced. As of December 31, 2024, the Company had $552.6 million of remaining performance obligations, with 70% expected to be recognized as revenue over the succeeding 12 months, and the remainder generally expected to be recognized over the three years thereafter.
Deferred Contract Costs
Sales commissions, as well as associated payroll taxes and retirement plan contributions (together, “contract costs”), that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the consolidated balance sheets when the period of benefit is determined to be greater than one year.
The Company has elected to apply the practical expedient to expense contract costs as incurred when the expected amortization period is one year or less. The judgments made in determining the amount of costs incurred include the portion of the commissions that are expensed in the current period versus the portion of the commissions that are recognized over the expected period of benefit, which often extends beyond the contract term as we generally do not pay commensurate commissions upon renewal of the service contracts. Contract costs are allocated to each performance obligation within the contract and amortized on a straight-line basis over the expected benefit period of the related performance obligations. Contract costs are amortized as a component of sales and marketing expenses in our consolidated statements of operations. We have determined that the expected period of benefit is generally five years based on evaluation of a number of factors, including customer attrition rates, weighted-average useful lives of our customer relationship and developed technology intangible assets, and market factors, including the overall competitive environment and technology life of competitors. Total amortization of contract costs for the years ended December 31, 2024, 2023, and 2022 was $26.9 million, $21.5 million, and $16.6 million, respectively.
The Company periodically reviews these deferred contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the years ended December 31, 2024, 2023, or 2022.
Concentrations of Risk
For the year ended December 31, 2024, the Company had one distributor that accounted for more than 10% of total revenue. Total receivables related to this distributor were $22.0 million as of December 31, 2024. For the year ended December 31, 2023, the Company had two distributors that each accounted for more than 10% of total revenue. Total receivables related to these distributors were $32.1 million as of December 31, 2023. As of December 31, 2024 and 2023, these distributors accounted for 16% and 30%, respectively, of total receivables.
No single end customer accounted for more than 10% of total revenue for the years ended December 31, 2024 and 2023. No single end customer accounted for more than 10% of total receivables as of December 31, 2024 and 2023.
The Company hosts our cloud service from third-party data center facilities operated by AWS and Azure from several global locations. The Company has internal procedures to restore services in the event of disaster at any of its current data center facilities. Even with these procedures for disaster recovery in place, the Company’s subscription services could be significantly interrupted during the time period following a disaster at one of its sites and the subsequent restoration of services at another site.
Research and development costs and software development costs
All research and development costs are expensed as incurred in accordance with ASC Topic 730, Research and Development. Software development costs required to be capitalized under ASC Topic 985–20, Costs of Software to be Sold, Leased or Marketed, and under ASC Topic 350-40, Internal-Use Software, were not material for the years ended December 31, 2024, 2023, and 2022, except for implementation costs associated with CCAs as discussed above.

Advertising costs
Advertising costs are expensed as incurred and presented within sales and marketing expenses in the consolidated statements of operations. Advertising costs were $26.5 million, $26.2 million, and $22.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Interest income (expense), net
The components of interest income (expense), net were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Interest income from cash investments	$10,372	$10,096	$3,000
Interest expense from debt financing	(3,757)	(3,570)	(3,538)
Interest income (expense), net	$6,615	$6,526	$(538)
Recently issued accounting pronouncements not yet adopted
In December 2024, the FASB issued ASU No. 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effect the standard will have on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires companies to disclose additional information about certain expenses in the notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effect the standard will have on disclosures within its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires companies to disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. This update also requires disclosure of disaggregated information related to income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis with the option to apply the guidance retrospectively. The Company is currently evaluating the effect the standard will have on disclosures within its consolidated financial statements.
Adoption of new accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires disclosure of significant segment expenses regularly provided to the CODM. Additionally, this update requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. All disclosure requirements in this standard are required for entities with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a retrospective basis to all periods presented. The Company adopted the standard for the fiscal year ended December 31, 2024. The updates were disclosure only and did not impact the Company’s consolidated financial statements.
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
The fair value of these financial instruments were as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$133,523	$—	$—	$133,523
Total cash equivalents	$133,523	$—	$—	$133,523

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$151,209	$—	$—	$151,209
Total cash equivalents	$151,209	$—	$—	$151,209
The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above.
The contingent consideration associated with the Digita acquisition in 2019 was measured and recorded at fair value on a recurring basis. The Company made the final payment related to the Digita contingent consideration in the first quarter of 2023. The following table provides a summary of the changes in contingent consideration, which was classified as Level 3:

	Years Ended December 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$6,206	$10,100
Total losses included in:
Net loss	—	694
Payments	(6,206)	(4,588)
Balance, end of period	$—	$6,206
The change in the fair value of the contingent consideration is included in general and administrative expenses in the consolidated statements of operations. The adjustment for the year ended December 31, 2022 primarily reflected updated assumptions about the probability of growth of subscription services.

Fair value measurements of other financial instruments
The following table presents the net carrying value and estimated fair value of the 2026 Notes, which are not recorded at fair value in the consolidated balance sheets:

	December 31, 2024		December 31, 2023
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$369,514	$341,981	$366,999	$319,283
As of December 31, 2024 and 2023, the difference between the net carrying value of the 2026 Notes and the principal amount of $373.8 million represents the unamortized debt issuance costs of $4.2 million and $6.8 million, respectively. See Note 9 for more information. The estimated fair value of the 2026 Notes, which is classified as Level 2, was determined based on quoted bid prices of the 2026 Notes in an over-the-counter market.
Note 4. Equipment and leasehold improvements
Equipment and leasehold improvements were as follows:

	December 31,
	2024	2023
	(in thousands)
Computers	$20,920	$19,494
Software	5,301	2,352
Furniture/fixtures	5,084	4,934
Leasehold improvements	18,564	13,658
Capital in progress	3,092	2,063
Equipment and leasehold improvements, gross	52,961	42,501
Less: accumulated depreciation	(33,640)	(27,317)
Equipment and leasehold improvements, net	$19,321	$15,184
Depreciation expense was $7.1 million, $7.4 million, and $6.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
In addition, the terms of the dataJAR Purchase Agreement provided for additional future payments to the sellers in the amount of up to £6.5 million (or approximately $8.4 million using the exchange rate on July 13, 2023) if certain key employees continued their employment with the Company through July 13, 2024. This expense was recognized on a straight-line basis over the requisite service period in general and administrative expenses in the consolidated statements of operations. The Company recognized expense of $4.5 million and $3.7 million related to this agreement during the years ended December 31, 2024 and 2023, respectively. The Company paid £6.5 million (or approximately $8.4 million using the exchange rate on the date of payment) in deferred consideration related to this agreement to the sellers on July 15, 2024.
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
Under the terms of the ZecOps Merger Agreement, the Company acquired 100% of the equity interest in ZecOps for total purchase consideration of $44.5 million. The total purchase consideration included cash consideration of $28.4 million, equity consideration of $15.1 million (based on the closing price of the Company’s common stock on November 16, 2022), and repayment of the $1.0 million SAFE investment in ZecOps the Company entered into in the third quarter of 2022. The cash consideration included (i) $0.3 million in cash held back in an escrow fund as partial security for post-closing true-up adjustments and (ii) $7.2 million in cash held back in an escrow fund as partial security for post-closing indemnification claims with (A) 50% of the then existing escrowed amount to be released 18 months following the closing date and (B) the remaining escrowed amount to be released on March 1, 2025. The cash consideration was funded by the Company’s cash on hand. The amount held back in an escrow fund as partial security for post-closing true-up adjustments was released in the second quarter of 2023. The Company released $3.6 million of the amount held back in an escrow fund as partial security for post-closing indemnification claims in the second quarter of 2024. The equity consideration consisted of up to 711,111 shares of the Company’s common stock, based on (i) the deemed total equity consideration value under the ZecOps Merger Agreement of $19.2 million divided by (ii) the agreed upon floor of the Company’s stock price of $27.00 per share. On the closing date, 710,691 shares of the equity consideration were issued to applicable ZecOps equityholders, and 420 shares were issued into a reserve account, subject to the completion of customary shareholder certifications. The reserved shares were subsequently released in January 2023. In the first quarter of 2023, the Company recorded an immaterial measurement period adjustment.
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

Note 6. Goodwill and other intangible assets
The change in the carrying amount of goodwill was as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Goodwill, beginning of period	$887,121	$856,925	$845,734
Goodwill acquired	—	17,550	38,133
Measurement period adjustments	—	339	—
Foreign currency translation adjustment	(4,528)	12,307	(26,942)
Goodwill, end of period	$882,593	$887,121	$856,925
The gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	December 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	8 years	$34,300	$30,584	$—	$3,716	0.8 years
Customer relationships	5 ‑ 12 years	257,308	142,131	(1,993)	113,184	5.3 years
Developed technology	5 - 6.5 years	75,487	39,826	(5,352)	30,309	3.0 years
Non‑competes	3 years	1,349	967	—	382	0.8 years
Intellectual property	5 years	270	38	—	232	4.3 years
Total intangible assets		$368,714	$213,546	$(7,345)	$147,823

	December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted‑ Average Remaining Useful Life
	(in thousands)
Trademarks	3 - 8 years	$34,700	$26,630	$(35)	$8,035	1.8 years
Customer relationships	5 ‑ 12 years	257,308	119,396	(1,781)	136,131	6.2 years
Developed technology	5 - 6.5 years	84,647	36,235	(5,148)	43,264	3.9 years
Non‑competes	2.5 - 3 years	3,099	2,267	(172)	660	1.8 years
Order backlog	2.5 years	3,800	3,800	(199)	(199)	0.0 years
Total intangible assets		$383,554	$188,328	$(7,335)	$187,891
Amortization expense was $40.0 million, $42.9 million, and $48.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Future estimated amortization expense as of December 31, 2024 is as follows (in thousands):

Years ending December 31:
2025	$37,095
2026	32,391
2027	31,016
2028	21,505
2029	18,345
Thereafter	7,471
Total amortization expense	$147,823

There were no impairments to goodwill or intangible assets during the years ended December 31, 2024, 2023, and 2022.
Note 7. Leases
The Company leases office facilities and vehicles under operating lease agreements that have initial terms ranging from 1 to 9 years. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to 10 years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants or residual value guarantees. The Company also leases office equipment under a finance lease agreement with a term of 4 years. The Company’s finance lease was not material to the consolidated financial statements as of December 31, 2024 or 2023.
Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	December 31, 2024	December 31, 2023
		(in thousands)
Assets
Operating lease assets	Other assets	$16,990	$17,661

Liabilities
Operating lease liabilities – current	Accrued liabilities	$5,079	$5,766
Operating lease liabilities – non-current	Other liabilities	16,006	16,320
Total operating lease liabilities		$21,085	$22,086
The weighted-average remaining term of the Company’s operating leases was 4.3 years and 4.6 years as of December 31, 2024 and 2023, respectively. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 6.4% and 4.2% as of December 31, 2024 and 2023, respectively.
The components of lease expense were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease cost	$6,550	$6,932	$6,882
Short-term lease cost	309	233	281
Variable lease cost	2,973	2,609	2,442
Total lease expense	$9,832	$9,774	$9,605
During the year ended December 31, 2023, we decided to exit and make available for sublease certain leased office spaces. As a result, we reassessed our asset groupings and evaluated the recoverability of our ROU and other lease related assets and determined that the carrying value was not fully recoverable. We recognized an impairment loss of $1.1 million related to these assets in the fourth quarter of 2023. The impairment loss was recognized in general and administrative expenses in the consolidated statement of operations. As of December 31, 2024, the Company has entered into two sublease agreements. Sublease income associated with these agreements was not material for the year ended December 31, 2024.
Operating lease cost is recognized on a straight-line basis over the lease term. The Company leases certain office facilities with a related party, including the office space in Eau Claire, Wisconsin. Operating lease cost with related parties was $1.0 million, $1.1 million, and $1.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
For the years ended December 31, 2024, 2023, and 2022, operating cash flows included $7.3 million, $7.6 million, and $6.4 million, respectively, of cash paid for operating lease liabilities.

Maturities of the Company’s operating lease liabilities as of December 31, 2024 were as follows:

Operating Leases
(in thousands)
Years ending December 31:
2025	$6,226
2026	6,060
2027	4,201
2028	3,799
2029	3,327
Thereafter	397
Total lease payments	24,010
Less: imputed interest	2,925
Total present value of lease liabilities	$21,085
Note 8. Commitments and contingencies
Hosting Services and Other Support Software Agreements
The Company has various contractual agreements for hosting services and other support software. The below table reflects the minimum payments under these agreements as of December 31, 2024 (in thousands):

Years ending December 31:
2025	$31,897
2026	13,734
2027	10,234
2028	8,599
2029	4,174
Thereafter	—
$68,638
As of December 31, 2024, the Company also has a variable obligation of $17.5 million over the term of a three-year contract for third-party hosting services. The Company entered into this contract in May 2022. The variable obligation is not reflected in the table above.
Contingencies
From time to time, the Company is subject to various claims, charges, and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain claims. The Company had no material liabilities for contingencies as of December 31, 2024 or 2023. The results of any current or future litigation, proceedings, investigations, or inquiries cannot be predicted with certainty, and regardless of the outcome, litigation, proceedings, investigations, or inquiries can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Note 9. Debt
The following table summarizes the balances and availability of our 2026 Notes and 2024 Revolving Credit Facility:

	Outstanding (1)		Unutilized Amount		Interest Rate			Maturity Date
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024		December 31, 2023
	(in thousands)
2026 Notes	$369,514	$366,999	N/A	N/A	0.125%		0.125%	Sept. 1, 2026
2024 Revolving Credit Facility	1,143	N/A	$173,857	N/A	1.50%	(2)	N/A	May 3, 2029
(1) Represents the net carrying amount of our 2026 Notes and outstanding letters of credit under the 2024 Revolving Credit Facility.
(2) Represents the rate on the outstanding letters of credit under the 2024 Revolving Credit Facility. See further discussion on the interest rate applicable to borrowings under the 2024 Revolving Credit Facility below.
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
The 2026 Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price (as defined in the 2026 Notes Indenture) per $1,000 principal amount of the 2026 Notes for each trading day during the five business day period after any ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2026 Notes on each such trading day; (3) if the Company calls such 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; and (4) upon the occurrence of specified corporate events as set forth in the 2026 Notes Indenture. On or after March 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date (September 1, 2026), holders of the 2026 Notes may convert all or any portion of their 2026 Notes at any time, regardless of the foregoing conditions. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2026 Notes Indenture. As of December 31, 2024, the conditions allowing holders of the 2026 Notes to convert were not met.
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

The following table sets forth the interest expense related to the 2026 Notes for the periods presented:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Contractual interest expense	$467	$467	$467
Amortization of issuance costs	2,515	2,494	2,474
In 2021, the Company recorded debt issuance costs of $12.4 million related to the issuance of the 2026 Notes as a reduction to the liability in the consolidated balance sheet. Debt issuance costs are amortized to interest expense over the term of the 2026 Notes using the effective interest rate method. The effective interest rate on the 2026 Notes was 0.81% for the years ended December 31, 2024, 2023, and 2022.
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

Credit Agreement
On May 3, 2024, the Company entered into the 2024 Credit Agreement to refinance the Company’s 2020 Revolving Credit Facility. The 2024 Credit Agreement provides for the 2024 Revolving Credit Facility of $175.0 million, which may be increased or decreased under specific circumstances, with a $40.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the 2024 Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. The 2024 Credit Agreement is subject to a springing maturity date on or after June 2, 2026 in the event of certain conditions as defined in the 2024 Credit Agreement. The 2024 Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants, and events of default. We were in compliance with such covenants as of December 31, 2024. As of December 31, 2024, debt issuance costs related to the 2024 Credit Agreement of $1.6 million were included in other assets in the consolidated balance sheet.
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
The Company recognized stock-based compensation expense for all equity arrangements as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue:
Subscription	$11,518	$10,229	$8,854
Services	1,674	1,386	1,299
Sales and marketing	30,299	33,127	33,559
Research and development	25,324	23,719	24,392
General and administrative	28,575	32,539	41,066
	$97,390	$101,000	$109,170
The tax benefit related to stock-based compensation was not material for the years ended December 31, 2024 and 2023. The Company recognized a tax benefit related to stock-based compensation of $10.1 million for the year ended December 31, 2022.
Equity Incentive Plans
On July 21, 2020, the Company adopted the 2020 Plan. The 2020 Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other stock-based awards, and (vi) other cash-based awards to eligible employees, non-employee directors, and consultants of the Company. We initially reserved 14,800,000 shares of our common stock for issuance under the 2020 Plan. The total number of shares reserved for issuance under the 2020 Plan increases on January 1st of each of the first 10 calendar years during the term of the 2020 Plan by the lesser of: (i) a number of shares of our common stock equal to 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year or (ii) a number of shares of our common stock as determined by our Board. The maximum number of shares of common stock available for issuance under the 2020 Plan was 34,261,070 shares as of January 1, 2024. As of December 31, 2024, 14,170,433 shares of common stock are reserved for additional grants under the 2020 Plan.
The 2017 Option Plan became effective November 13, 2017 upon the approval of the Board and, prior to the adoption of the 2020 Plan, served as the umbrella plan for the Company’s stock-based and cash-based incentive compensation program for its officers and other eligible employees. The aggregate number of shares of common stock that may be issued under the 2017 Option Plan may not exceed 8,470,000 shares. As of December 31, 2024, 128,928 shares of common stock are reserved for additional grants under the 2017 Option Plan. All stock options previously granted by the Company were at an exercise price at or above the estimated fair market value of the Company’s common stock as of the grant date.
Return Target Options
The table below summarizes return target option activity for the year ended December 31, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	2,594,622	$6.61	4.3	$29,697
Exercised	(329,347)	6.30		3,955
Outstanding, December 31, 2024	2,265,275	$6.66	3.7	$16,740
Options exercisable at December 31, 2024	2,265,275	$6.66	3.7	$16,740
Vested or expected to vest at December 31, 2024	2,265,275	$6.66	3.7	$16,740
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
No return target options were granted during the years ended December 31, 2024, 2023, and 2022. The aggregate intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $4.0 million, $9.3 million, and $7.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. The total fair value of return target options vested during the year ended December 31, 2022 was $33.0 million. There is no remaining unrecognized compensation expense related to these return target options as of December 31, 2024.
Service-Based Options
The table below summarizes the service-based option activity for the year ended December 31, 2024:

	Options	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	1,048,885	$5.54	3.2	$13,129
Exercised	(291,542)	5.61		4,001
Outstanding, December 31, 2024	757,343	$5.52	3.0	$6,464
Options exercisable at December 31, 2024	757,343	$5.52	3.0	$6,464
Vested or expected to vest at December 31, 2024	757,343	$5.52	3.0	$6,464

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
No service-based options were granted during the years ended December 31, 2024, 2023, and 2022. The aggregate intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $4.0 million, $2.2 million, and $11.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. There is no remaining unrecognized compensation expense related to service-based options as of December 31, 2024.
Restricted Stock Units
RSU activity for the year ended December 31, 2024 was as follows:

	Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding, December 31, 2023	10,551,679	$24.49
Granted	5,717,753	17.47
Vested	(3,438,266)	25.93
Forfeited	(1,094,021)	23.69
Outstanding, December 31, 2024	11,737,145	$20.73
RSUs under the 2020 Plan generally vest ratably on an annual basis over four years. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2024, 2023, and 2022 was $17.47, $19.45, and $27.50, respectively. There was $177.2 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.5 years as of December 31, 2024. The total fair value of RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $89.1 million, $74.0 million, and $60.4 million, respectively.
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
Long-Term Incentive Plan
In 2021, the Company offered employees with LTIP grants the opportunity to convert those awards into RSUs under the 2020 Plan. The conversion of the previously outstanding LTIP grants into RSUs resulted in the recognition of $4.5 million of stock-based compensation expense during the year ended December 31, 2022. The expense on the unvested RSUs was recognized on a straight-line basis over the vesting period.
Employee Stock Purchase Plan
On May 25, 2021, the Company adopted the 2021 ESPP. The 2021 ESPP provides for six-month offering periods beginning approximately May 1st and November 1st of each fiscal year and provides eligible employees the opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions at a 15% discount. On each purchase date, the purchase price of the shares is the lesser of (i) 85% of the fair market value of the Company’s common stock on the first day of trading of the offering period or (ii) 85% of the fair market value of the Company’s common stock on the last day of trading of the offering period. Payroll deductions are limited to 15% of an employee’s eligible compensation. The number of shares an employee may purchase during any offering period is limited to an aggregate value of $25,000 per calendar year based on the stock price on the first day of trading of the offering period. As of December 31, 2024 and 2023, the Company withheld, at the employees’ request, $0.8 million and $1.0 million, respectively, of eligible employee compensation, which is included in accrued liabilities in the consolidated balance sheets, for purchases of common stock under the 2021 ESPP.

As of December 31, 2024, 5,588,043 shares of common stock were reserved for future issuance under the 2021 ESPP. The total number of shares reserved for issuance under the 2021 ESPP increases on January 1st of each of the first 10 calendar years after the first offering date by a number of shares of our common stock equal to 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year. The aggregate number of shares issued over the term of the 2021 ESPP will not exceed 16,000,000 shares.
ESPP activity for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Years Ended December 31,
	2024	2023	2022
Shares issued	378,988	433,121	295,189
Weighted-average purchase price	$13.60	$14.34	$22.80
Total proceeds (in thousands)	$5,156	$6,077	$6,840
The grant date fair value of shares issued under the 2021 ESPP equals the sum of (i) 15% of the Company’s quoted stock price on the first day of trading of the offering period and (ii) 85% of the fair market value of a stock option using the Black-Scholes option pricing model. The average grant date fair value for the offering periods under the 2021 ESPP that commenced in 2024, 2023, and 2022 were $4.68, $4.63, and $8.28 per share, respectively. The Company used the following assumptions in the Black-Scholes option pricing model:

Years Ended December 31,
	2024	2023	2022
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	40.90% - 40.96%	43.00% - 51.25%	60.05% - 64.90%
Risk-free interest rate	4.42% - 5.43%	5.14% - 5.51%	1.49% - 4.58%
Expected dividend yield	—%	—%	—%
The expected term is based on the duration of the offering period. The expected volatility is based on the Company’s historical data. The risk-free interest rate is based on U.S. Treasury instruments with terms that are consistent with the offering period. The expected dividend yield is zero as we do not currently pay dividends and have no plans to pay dividends in the foreseeable future.
There was $0.5 million of unrecognized compensation expense related to the 2021 ESPP that is expected to be recognized over a period of four months as of December 31, 2024.
Note 11. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(68,455)	$(110,086)	$(141,301)
Denominator:
Weighted‑average shares used to compute net loss per share, basic and diluted	128,019,692	124,935,620	120,720,972
Basic and diluted net loss per share	$(0.53)	$(0.88)	$(1.17)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	As of December 31,
	2024	2023	2022
Stock options outstanding	3,022,618	3,643,507	4,488,742
Unvested restricted stock units	11,737,145	10,551,679	8,417,357
Shares related to the 2026 Notes	7,475,897	7,475,897	7,475,897
Shares committed under the 2021 ESPP	217,286	238,943	193,977
Total potentially dilutive securities	22,452,946	21,910,026	20,575,973
Note 12. Employee benefit plans
Employees located in the U.S. are generally eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to defer a percentage of their annual compensation as defined in the 401(k) Plan on a pre-tax or after-tax basis up to the maximum amount allowed by the Internal Revenue Service. The Company contributes an amount equal to 3 percent of each participant’s eligible compensation each pay period regardless of whether the participant makes elective deferrals. The Company made contributions to the 401(k) Plan of $6.2 million, $6.5 million, and $5.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Employees outside of the U.S. who are not covered by the 401(k) Plan may be covered by local defined contribution plans, which are subject to applicable laws and rules of the country where the plans are administered. The Company made contributions to defined contributions plans outside of the U.S. of $3.5 million, $3.2 million, and $2.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Note 13. Income taxes
The domestic and foreign components of loss before income tax (provision) benefit were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Domestic	$(36,068)	$(80,480)	$(123,521)
Foreign	(28,690)	(27,327)	(18,693)
Loss before income tax (provision) benefit	$(64,758)	$(107,807)	$(142,214)
The components of income tax (provision) benefit attributable to continuing operations were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
Federal	$—	$—	$6
State	(303)	(456)	(154)
Foreign	(3,891)	(3,799)	(1,894)
Total current provision	(4,194)	(4,255)	(2,042)
Deferred:
Federal	(97)	(130)	268
State	(17)	80	170
Foreign	611	2,026	2,517
Total deferred benefit	497	1,976	2,955
Total income tax (provision) benefit	$(3,697)	$(2,279)	$913

The income tax (provision) benefit differs from the amount of income tax benefit determined by applying the statutory U.S. federal income tax rate to pretax loss due to the following:

	Years Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax benefit, net of federal tax effect	—	1.2	2.5
Permanent differences	(0.2)	(0.1)	0.1
Foreign rate differential	1.6	1.0	(0.6)
Remeasurement gain/loss	—	0.7	—
Tax credits	4.6	3.2	2.0
Valuation allowance	(15.3)	(19.8)	(21.5)
Stock-based compensation	(10.9)	(6.1)	(1.6)
Transaction costs	(0.3)	(0.2)	(0.4)
Deferred rate change	—	—	0.4
Section 162(m)	(4.4)	(1.4)	(1.9)
Foreign withholding taxes	(2.7)	(1.3)	(0.5)
Other	0.9	(0.3)	1.1
Effective tax rate	(5.7%)	(2.1%)	0.6%
Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Accrued compensation	$4,646	$3,582
Deferred revenue	13,542	15,878
Section 174 capitalization	27,366	17,947
Stock-based compensation	19,345	18,949
Federal tax credits	13,815	11,739
Net operating losses	51,180	54,052
State tax credits	3,303	2,901
Business interest limitation	6,173	9,398
Operating lease liabilities	2,679	3,607
2026 Notes	3,126	4,914
Other	2,863	2,713
Gross deferred tax assets	148,038	145,680
Valuation allowance	(94,923)	(85,256)
Total deferred tax assets	53,115	60,424
Deferred tax liabilities:
Deferred contract costs	(21,547)	(19,087)
Operating lease right-of-use assets	(1,194)	(2,017)
Intangibles and other	(34,021)	(43,571)
Other	(35)	(10)
Gross deferred tax liabilities	(56,797)	(64,685)
Net deferred tax liabilities	$(3,682)	$(4,261)

The components giving rise to the net deferred tax liabilities detailed above have been included in the consolidated balance sheets as follows:

	December 31,
	2024	2023
	(in thousands)
Non-current deferred tax assets (1)	$1,498	$1,691
Non-current deferred tax liabilities	(5,180)	(5,952)
Net deferred tax liabilities	$(3,682)	$(4,261)
(1) Included in other assets in the consolidated balance sheets.
As of December 31, 2024 and 2023, the Company established a valuation allowance against certain deferred tax assets in the U.S. and UK to reduce the total to an amount management believes are more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The valuation allowance increased by $9.7 million, $21.7 million, and $32.0 million during the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024, the Company had a U.S. federal NOL carryforward of approximately $85.5 million, a foreign NOL carryforward of approximately $110.7 million, federal research and development credits of approximately $13.7 million, and foreign research and development credits of approximately $1.9 million. The Company also had tax effected state NOL carryforwards of approximately $5.5 million and state credits for research and development of approximately $4.7 million. Approximately $24.2 million of the federal NOL carryforwards will begin to expire in 2037. The remainder of the federal NOLs of $61.3 million and the foreign NOLs are carried forward indefinitely. The state NOL carryforwards began expiring in 2024 and are available to offset future taxable income or reduce taxes payable through 2041. The federal research and development credits and state research and development credits will begin expiring in 2033 and 2026, respectively.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Balance, January 1	$1,636	$1,272	$1,003
Additions based on tax positions related to the current year	303	312	230
Additions based on tax positions related to prior years	29	52	39
Balance, December 31	$1,968	$1,636	$1,272
Under the provision for uncertainty in income taxes, the total gross amount of unrecognized tax benefits as of December 31, 2024 and 2023 was approximately $2.3 million and $1.8 million, respectively. As of December 31, 2024 and 2023, the realization of unrecognized tax benefits was not expected to impact the effective rate due to a full valuation allowance on federal and state deferred taxes.
The Company files income tax returns in the U.S. federal jurisdiction, Minnesota, the UK, and various other state and foreign jurisdictions. With few exceptions, the Company is not subject to U.S. federal, foreign, state, and local income tax examinations by tax authorities for years before 2021. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, including past experience and complex judgements about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as additional income tax expense. The Company did not recognize material income tax expense related to interest and penalties during the years ended December 31, 2024, 2023, and 2022.
Note 14. Related party transactions
The Company made pledges to JNGF of nil, $2.4 million, and $1.1 million during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the Company accrued $1.5 million related to JNGF pledges, which was included in accrued liabilities in the consolidated balance sheet. As of December 31, 2023, the Company accrued $2.7 million related to JNGF pledges, of which $1.5 million was included in accrued liabilities and $1.2 million was included in other liabilities in the consolidated balance sheet. The Company has an ongoing lease agreement for office space in Eau Claire, Wisconsin with an entity in which a related party is a minority owner. See Note 7 for further discussion of this lease agreement. The Company may engage in transactions in the ordinary course of business with significant shareholders or other companies whose directors or officers may also serve as directors or officers for the Company. The Company carries out these transactions on customary terms.
Vista is a U.S.-based investment firm that controls the funds which previously owned a majority of the Company. Vista has sold a portion of its investment in the Company such that its funds no longer own a majority of the Company. However, Vista is deemed a related party in accordance with ASC 850 as it continues to be a principal owner of the Company. Other than the share repurchase disclosed in Note 2, there were no material transactions with Vista or its affiliates during the years ended December 31, 2024, 2023, and 2022.

Note 15. Segment and geographic information
Segment Information
Our CODM is our CEO, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment. The following table provides significant expenses included in segment operating income regularly provided to our CODM:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue	$627,399	$560,571	$478,776
Less:
Adjusted cost of revenue (1)	114,639	100,439	88,734
Adjusted sales and marketing expense (2)	212,491	215,923	183,352
Adjusted research and development expense (3)	111,446	109,303	94,173
Adjusted general and administrative expense (4)	85,757	89,523	86,587
Segment operating income	103,066	45,383	25,930

Adjustments and reconciling items:
Amortization expense	40,022	42,878	48,159
Stock-based compensation	97,390	101,000	109,170
Acquisition-related expense	5,262	7,361	4,643
Acquisition-related earnout	—	—	694
Offering costs	872	—	124
Payroll taxes related to stock-based compensation	2,947	2,608	2,014
System transformation costs	16,049	4,833	—
Restructuring charges	9,742	1,393	—
Extraordinary legal settlements and non-recurring litigation costs	(122)	559	—
Consolidated operating loss	$(69,096)	$(115,249)	$(138,874)
(1) Adjusted cost of revenue includes cost of revenue in accordance with GAAP adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, and restructuring charges.
(2) Adjusted sales and marketing expense includes sales and marketing expense in accordance with GAAP adjusted for stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, and restructuring charges.
(3) Adjusted research and development expense includes research and development expense in accordance with GAAP adjusted for stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, and restructuring charges.
(4) Adjusted general and administrative expense includes general and administrative expense in accordance with GAAP adjusted for stock-based compensation expense, acquisition-related expense, acquisition-related earnout, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring charges, and extraordinary legal settlements and non-recurring litigation costs.
Our CODM does not review segment asset information for purposes of making operating decisions, assessing financial performance, or allocating resources.

Geographic Information
Revenue by geographic region as determined based on the location where the sale originated were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
The Americas (1)	$413,704	$377,890	$330,704
Europe, the Middle East, India, and Africa	162,894	140,224	113,861
Asia Pacific	50,801	42,457	34,211
	$627,399	$560,571	$478,776
(1) The vast majority of our Americas revenue comes from the U.S.
Long-lived assets, which include equipment and leasehold improvements, net and operating lease ROU assets for purposes of this disclosure, by geographic region were as follows:

	December 31,
	2024	2023
	(in thousands)
The Americas	$19,784	$21,489
Europe, the Middle East, India, and Africa	9,447	3,150
Asia Pacific	7,080	8,206
	$36,311	$32,845
The U.S. held 54% and 65% of the total long-lived assets as of December 31, 2024 and 2023, respectively.
Note 16. Restructuring activities
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
Restructuring charges incurred during the year ended December 31, 2024 were as follows (in thousands):

Cost of revenue:
Subscription	$7
Sales and marketing	7,304
Research and development	709
General and administrative	1,387
$9,407
The table above does not include immaterial amounts related to leases recorded to restructuring charges during the year ended December 31, 2024.
The following table summarizes our restructuring liability included in accrued liabilities in the consolidated balance sheet (in thousands):

Balance, December 31, 2023	$351
Restructuring charges	9,407
Cash payments	(8,529)
Balance, December 31, 2024	$1,229

Note 17. Condensed financial information (Parent Company only)
Jamf Holding Corp.
(Parent Company only)
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—
Investment in subsidiaries	715,983	717,547
Total assets	$715,983	$717,547

Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$—	$—
Total current liabilities	—	—
Other liabilities	—	—
Total liabilities	—	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at December 31, 2024 and 2023; 129,376,245 and 126,938,102 shares issued at December 31, 2024 and 2023, respectively; 129,332,030 and 126,938,102 shares outstanding at December 31, 2024 and 2023, respectively	125	126
Treasury stock, at cost; 44,215 and 0 shares at December 31, 2024 and 2023, respectively	(741)	—
Additional paid-in capital	1,269,264	1,162,993
Accumulated other comprehensive loss	(30,060)	(26,777)
Accumulated deficit	(522,605)	(418,795)
Total stockholders’ equity	715,983	717,547
Total liabilities and stockholders’ equity	$715,983	$717,547

Jamf Holding Corp.
(Parent Company only)
Condensed Statements of Operations
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Revenue	$—	$—	$—
Operating expenses	—	—	—
Loss from operations	—	—	—
Other income, net	—	—	—
Loss before income tax (provision) benefit and equity in net loss of subsidiaries	—	—	—
Income tax (provision) benefit	—	—	—
Equity in net loss of subsidiaries	(68,455)	(110,086)	(141,301)
Net loss	$(68,455)	$(110,086)	$(141,301)
Jamf Holding Corp.
(Parent Company only)
Condensed Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net loss	$(68,455)	$(110,086)	$(141,301)
Other comprehensive (loss) income:
Subsidiaries’ other comprehensive (loss) income	(3,283)	13,174	(32,085)
Total other comprehensive (loss) income	(3,283)	13,174	(32,085)
Comprehensive loss	$(71,738)	$(96,912)	$(173,386)
Basis of presentation
Jamf Holding Corp. is a holding company with no material operations of its own that conducts substantially all of its activities through its subsidiaries. Jamf Holding Corp. has no direct outstanding debt obligations. However, JAMF Holdings Inc., a wholly owned subsidiary, as borrower under the 2024 Credit Agreement, is limited in its ability to declare dividends or make any payment on account of its capital stock to, directly or indirectly, fund a dividend or other distribution to Jamf Holding Corp., subject to limited exceptions, including (1) stock repurchases, (2) unlimited amounts subject to compliance with a 6.0 to 1.0 total leverage ratio giving pro forma effect to any distribution, (3) amounts not to exceed the greater of (i) $25 million and (ii) 35% of EBITDA in any reference period, and (4) payment of Jamf Holding Corp.’s overhead expenses. Due to the aforementioned qualitative restrictions, substantially all of the assets of Jamf Holding Corp.’s subsidiaries are restricted. For a discussion of the 2024 Credit Agreement, see Note 9.
These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, Jamf Holding Corp.’s investment in subsidiaries is presented under the equity method of accounting. A condensed statement of cash flows was not presented because Jamf Holding Corp. has no material operating, investing, or financing cash flow activities for the years ended December 31, 2024, 2023, and 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, these parent-only statements should be read in conjunction with the accompanying notes to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a–15(f) of the Exchange Act. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated in this report by reference.
Code of Ethics
We adopted a Code of Ethics that applies to all of our employees, officers, and directors, including our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics is available on our website at ir.jamf.com under “Corporate Responsibility.” We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to our Code of Ethics, or any waivers of its requirements with respect to our principal executive officer, principal financial officer, and principal accounting officer, on our website at ir.jamf.com.
Item 11. Executive Compensation
The information required by this item will be set forth in the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated in this report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, including Securities Authorized for Issuance Under Equity Compensation Plans, will be set forth in the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated in this report by reference.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated in this report by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated in this report by reference.

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

10.23
Credit Agreement, dated as of May 3, 2024, by and among JAMF Holdings, Inc., as borrower, Juno Intermediate, Inc., as a guarantor, Juno Parent, LLC, as a guarantor, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 8, 2024).

10.24+	Letter Agreement with Beth Tschida (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 7, 2024).

10.25+	Employment Letter with David Rudow, dated September 23, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 23, 2024).

10.26+	Transition and Separation Agreement with Ian Goodkind, dated September 23, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 23, 2024).

19.1	Insider Trading Policy

21.1	List of subsidiaries of Jamf Holding Corp.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

97	Jamf Holding Corp. Clawback Policy (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 2, 2023).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

JAMF HOLDING CORP. (Registrant)

Date: February 27, 2025	By:	/s/ Anthony Grabenau
Anthony Grabenau Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2025	By:	/s/ John Strosahl
John Strosahl Chief Executive Officer and Director (Principal Executive Officer)

Date: February 27, 2025	By:	/s/ David Rudow
David Rudow Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2025		/s/ Anthony Grabenau
Anthony Grabenau Chief Accounting Officer (Principal Accounting Officer)

Date: February 27, 2025	By:	/s/ David Breach
David Breach Director

Date: February 27, 2025	By:	/s/ Andre Durand
Andre Durand Director

Date: February 27, 2025	By:	/s/ Michael Fosnaugh
Michael Fosnaugh Director

Date: February 27, 2025	By:	/s/ Virginia Gambale
Virginia Gambale Director

Date: February 27, 2025	By:	/s/ Charles Guan
Charles Guan Director

Date: February 27, 2025	By:	/s/ Dean Hager
Dean Hager Director

Date: February 27, 2025	By:	/s/ Kevin Klausmeyer
Kevin Klausmeyer Director

Date: February 27, 2025	By:	/s/ Vina Leite
Vina Leite Director

Date: February 27, 2025	By:	/s/ Christina Lema
Christina Lema Director

Date: February 27, 2025	By:	/s/ Martin Taylor
Martin Taylor Director