Form 10-Q
period 2025-03-31
Jamf Holding Corp.
filed 2025-05-06
CIK 1721947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 23, 2025, the registrant had 131,864,700 shares of common stock, $0.001 par value, outstanding.

JAMF HOLDING CORP.

GLOSSARY
We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q. These terms are defined below. Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company,” “we,” “us,” or “our.”

Term	Definition
2020 Credit Agreement	Credit agreement dated July 27, 2020, as amended, supplemented, or modified
2020 Plan	Jamf Holding Corp. Omnibus Incentive Plan
2020 Revolving Credit Facility	Revolving credit facility available under the 2020 Credit Agreement
2021 ESPP	Jamf Holding Corp. 2021 Employee Stock Purchase Plan
2024 Credit Agreement	Credit agreement, dated as of May 3, 2024
2024 Revolving Credit Facility	Revolving credit facility available under the 2024 Credit Agreement
2026 Notes	Convertible Senior Notes due 2026
ARR	Annual Recurring Revenue
AWS	Amazon Web Services
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASU	Accounting Standards Update
BEAT	Base erosion and anti-abuse tax
CCA	Cloud computing arrangement
CEO	Chief executive officer
CODM	Chief operating decision maker
Current Period ARR	ARR from the same cohort of customers used to calculate Prior Period ARR as of the current period end
dataJAR	Data Jar Ltd.
dataJAR Purchase Agreement	Share Purchase Agreement, dated as of July 13, 2023, entered into in connection with the acquisition of dataJAR
EUR	Euro
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. generally accepted accounting principles
GBP	British pound sterling
Identity Automation	Identity Automation Systems, LLC
Identity Automation Purchase Agreement	Unit Purchase Agreement, dated as of March 3, 2025, entered into in connection with the acquisition of Identity Automation
IT	Information technology
MSP	Managed services provider
Prior Period ARR	ARR from the cohort of all customers as of 12 months prior to period end
RSU	Restricted stock unit
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
SMBs	Small-to-medium-sized businesses
UK	United Kingdom
U.S.	United States
ZecOps	ZecOps, Inc.

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements
JAMF HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$222,353	$224,680
Trade accounts receivable, net of allowances of $475 and $577 at March 31, 2025 and December 31, 2024, respectively	138,416	138,791
Deferred contract costs	28,513	27,958
Prepaid expenses	23,121	12,679
Other current assets	19,179	20,549
Total current assets	431,582	424,657
Equipment and leasehold improvements, net	20,711	19,321
Goodwill	891,050	882,593
Other intangible assets, net	139,446	147,823
Deferred contract costs, non-current	59,061	59,663
Other assets	46,782	46,172
Total assets	$1,588,632	$1,580,229
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,273	$18,405
Accrued liabilities	51,661	68,363
Income taxes payable	119	1,014
Deferred revenue	327,009	333,573
Total current liabilities	399,062	421,355
Deferred revenue, non-current	52,085	52,136
Deferred tax liability, net	5,132	5,180
Convertible senior notes, net	370,146	369,514
Other liabilities	14,985	16,061
Total liabilities	841,410	864,246
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 131,756,239 and 129,376,245 shares issued at March 31, 2025 and December 31, 2024, respectively; 131,756,239 and 129,332,030 shares outstanding at March 31, 2025 and December 31, 2024, respectively	125	125
Treasury stock, at cost; 0 and 44,215 shares at March 31, 2025 and December 31, 2024, respectively	—	(741)
Additional paid-in capital	1,292,918	1,269,264
Accumulated other comprehensive loss	(23,745)	(30,060)
Accumulated deficit	(522,076)	(522,605)
Total stockholders’ equity	747,222	715,983
Total liabilities and stockholders’ equity	$1,588,632	$1,580,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Subscription	$164,224	$148,353
Services	3,397	3,706
License	—	64
Total revenue	167,621	152,123
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	30,702	28,010
Cost of services (exclusive of amortization expense shown below)	3,549	3,770
Amortization expense	2,851	3,312
Total cost of revenue	37,102	35,092
Gross profit	130,519	117,031
Operating expenses:
Sales and marketing	59,712	64,782
Research and development	35,457	34,262
General and administrative	32,668	32,198
Amortization expense	6,838	6,898
Total operating expenses	134,675	138,140
Loss from operations	(4,156)	(21,109)
Interest income, net	1,328	2,040
Foreign currency transaction gain (loss)	3,181	(412)
Income (loss) before income tax benefit (provision)	353	(19,481)
Income tax benefit (provision)	176	(1,043)
Net income (loss)	$529	$(20,524)

Net income (loss) per share, basic	$0.00	$(0.16)
Net income (loss) per share, diluted	$0.00	$(0.16)

Weighted-average shares used to compute net income (loss) per share, basic	129,845,214	127,292,097
Weighted-average shares used to compute net income (loss) per share, diluted	140,073,323	127,292,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$529	$(20,524)
Other comprehensive income (loss):
Foreign currency translation adjustments	6,315	(1,812)
Total other comprehensive income (loss)	6,315	(1,812)
Comprehensive income (loss)	$6,844	$(22,336)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Three Months Ended March 31, 2025:

Balance, December 31, 2024	129,332,030	$125	$(741)	$1,269,264	$(30,060)	$(522,605)	$715,983
Vesting of restricted stock units	2,424,209	—	741	(741)	—	—	—
Stock-based compensation	—	—	—	24,395	—	—	24,395
Foreign currency translation adjustments	—	—	—	—	6,315	—	6,315
Net income	—	—	—	—	—	529	529
Balance, March 31, 2025	131,756,239	$125	$—	$1,292,918	$(23,745)	$(522,076)	$747,222

Three Months Ended March 31, 2024:

Balance, December 31, 2023	126,938,102	$126	$—	$1,162,993	$(26,777)	$(418,795)	$717,547
Exercise of stock options	47,583	—	—	280	—	—	280
Vesting of restricted stock units	1,347,681	—	—	—	—	—	—
Stock-based compensation	—	—	—	20,579	—	—	20,579
Foreign currency translation adjustments	—	—	—	—	(1,812)	—	(1,812)
Net loss	—	—	—	—	—	(20,524)	(20,524)
Balance, March 31, 2024	128,333,366	$126	$—	$1,183,852	$(28,589)	$(439,319)	$716,070
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$529	$(20,524)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	11,494	11,990
Amortization of deferred contract costs	7,403	6,325
Amortization of capitalized CCA implementation costs	1,605	—
Amortization of debt issuance costs	725	689
Non-cash lease expense	984	1,450
Provision for credit losses and returns	141	(24)
Stock-based compensation	24,395	20,579
Deferred income tax expense (benefit)	67	(267)
Other	(4,000)	(26)
Changes in operating assets and liabilities:
Trade accounts receivable	442	12,696
Prepaid expenses and other assets	(12,919)	(15,472)
Deferred contract costs	(7,135)	(8,334)
Accounts payable	1,625	(5,677)
Accrued liabilities	(14,148)	(10,602)
Income taxes payable	(859)	119
Deferred revenue	(6,283)	(8,885)
Other liabilities	—	59
Net cash provided by (used in) operating activities	4,066	(15,904)
Investing activities
Purchases of equipment and leasehold improvements	(3,049)	(1,755)
Purchase of investments	(3,000)	(1,500)
Other	10	25
Net cash used in investing activities	(6,039)	(3,230)
Financing activities
Payment of acquisition-related holdback	(3,600)	—
Proceeds from the exercise of stock options	—	280
Net cash (used in) provided by financing activities	(3,600)	280
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(269)	(184)
Net decrease in cash, cash equivalents, and restricted cash	(5,842)	(19,038)
Cash, cash equivalents, and restricted cash, beginning of period	228,344	250,809
Cash, cash equivalents, and restricted cash, end of period	$222,502	$231,771
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$349	$314
Income taxes, net of refunds	1,190	1,141
Non-cash activities:
Operating lease assets obtained in exchange for operating lease liabilities	—	1,767
Purchases of equipment and leasehold improvements accrued but not paid	1,020	121

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$222,353	$224,497
Restricted cash included in other current assets	149	7,274
Total cash, cash equivalents, and restricted cash	$222,502	$231,771
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
Unaudited interim condensed consolidated financial information
The interim condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows for the three months ended March 31, 2025 and 2024, and the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2024 was derived from our audited consolidated financial statements that were included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. All adjustments made were of a normal recurring nature. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future period.
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
Note 2. Summary of significant accounting policies
The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies during the three months ended March 31, 2025. The following describes the impact of certain policies.

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
Disaggregation of Revenue
The Company separates revenue into subscription and non-subscription categories to disaggregate the revenue that is term-based and renewable from the revenue that is one-time in nature. Revenue from subscription and non-subscription contractual arrangements were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
SaaS subscription and support and maintenance	$155,628	$142,406
On-premise subscription	8,596	5,947
Subscription revenue	164,224	148,353
Professional services	3,397	3,706
Perpetual licenses	—	64
Non-subscription revenue	3,397	3,770
Total revenue	$167,621	$152,123
Contract Balances
Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance, and services in advance. Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance, beginning of the period	$385,709	$373,432
Revenue earned	(135,468)	(125,166)
Deferral of revenue	130,185	118,771
Other (1)	(1,332)	(2,534)
Balance, end of the period	$379,094	$364,503
(1) Includes contract assets netted against contract liabilities on a contract-by-contract basis.
There were no significant changes to our contract assets and liabilities during the three months ended March 31, 2025 and 2024 outside of our sales activities.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts to be invoiced. As of March 31, 2025, the Company

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
had $552.2 million of remaining performance obligations, with 69% expected to be recognized as revenue over the succeeding 12 months, and the remainder generally expected to be recognized over the three years thereafter.
Deferred Contract Costs
Sales commissions, as well as associated payroll taxes and retirement plan contributions (together, “contract costs”), that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the condensed consolidated balance sheets when the period of benefit is determined to be greater than one year.
Total amortization of contract costs was $7.4 million and $6.3 million for the three months ended March 31, 2025 and 2024, respectively.
The Company periodically reviews these deferred contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three months ended March 31, 2025 or 2024.
Cloud computing arrangements
Capitalized costs associated with the implementation of CCAs were as follows:

Balance Sheet Classification	March 31, 2025	December 31, 2024
	(in thousands)
Other current assets	$6,420	$6,418
Other assets	19,220	19,216
Capitalized cloud computing implementation costs, gross	25,640	25,634
Less: accumulated amortization	(4,274)	(2,669)
Capitalized cloud computing implementation costs, net	$21,366	$22,965
Amortization expense related to capitalized CCA implementation costs was $1.6 million for the three months ended March 31, 2025.
Strategic investments
The Company’s strategic investments consist of non-marketable equity and debt instruments in privately held companies. The investments are recorded at cost, less any impairment, and included in other assets on the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the balance of strategic investments was $8.5 million and $5.4 million, respectively. The Company evaluates its strategic investments quarterly for impairment. During the three months ended March 31, 2025 and 2024, there were no changes in the carrying value of the Company’s strategic investments.
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The fair value of these financial instruments were as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$27,447	$—	$—	$27,447
Total cash equivalents	$27,447	$—	$—	$27,447

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$133,523	$—	$—	$133,523
Total cash equivalents	$133,523	$—	$—	$133,523
The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above.
Fair value measurements of other financial instruments
The following table presents the net carrying value and estimated fair value of the 2026 Notes, which are not recorded at fair value in the condensed consolidated balance sheets:

	March 31, 2025		December 31, 2024
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$370,146	$350,858	$369,514	$341,981

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of March 31, 2025 and December 31, 2024, the difference between the net carrying value of the 2026 Notes and the principal amount of $373.8 million represents the unamortized debt issuance costs of $3.6 million and $4.2 million, respectively. See Note 8 for more information. The estimated fair value of the 2026 Notes, which is classified as Level 2, was determined based on quoted bid prices of the 2026 Notes in an over-the-counter market.
Note 4. Acquisitions
dataJAR
On July 13, 2023, the Company completed its acquisition of dataJAR, a UK-based leading MSP focused on providing powerful Apple and Jamf services for businesses and educational organizations, for total purchase consideration of £19.3 million (or approximately $25.1 million using the exchange rate on July 13, 2023). In connection therewith, £2.5 million (or approximately $3.2 million using the exchange rate on July 13, 2023) in cash was held back as partial security for post-closing indemnification claims. The amount held back as partial security for post-closing indemnification claims was released in the third quarter of 2024.
In addition, the terms of the dataJAR Purchase Agreement provided for additional future payments to the sellers in the amount of up to £6.5 million (or approximately $8.4 million using the exchange rate on July 13, 2023) if certain key employees continued their employment with the Company through July 13, 2024. This expense was recognized on a straight-line basis over the requisite service period in general and administrative expenses in the condensed consolidated statement of operations. The Company recognized expense of $2.1 million related to this agreement during the three months ended March 31, 2024. The Company paid £6.5 million (or approximately $8.4 million using the exchange rate on the date of payment) in deferred consideration related to this agreement to the sellers in the third quarter of 2024.
ZecOps
On November 16, 2022, the Company completed its acquisition of ZecOps, a leader in mobile detection and response, for total purchase consideration of $44.5 million. In connection therewith, $7.2 million of cash consideration was held back in an escrow fund as partial security for post-closing indemnification claims. The Company released $3.6 million of the escrowed amount in the second quarter of 2024 and the remaining escrowed amount of $3.6 million in the first quarter of 2025.
Note 5. Goodwill and other intangible assets
The change in the carrying amount of goodwill was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Goodwill, beginning of period	$882,593	$887,121
Foreign currency translation adjustment	8,457	(2,080)
Goodwill, end of period	$891,050	$885,041

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	March 31, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Useful Life
	(in thousands)
Trademarks	8 years	$34,300	$31,656	$—	$2,644	0.6 years
Customer relationships	5 - 12 years	257,308	147,815	(1,429)	108,064	5.0 years
Developed technology	5 - 6.5 years	75,487	42,902	(4,335)	28,250	2.7 years
Non-competes	3 years	1,349	1,079	—	270	0.6 years
Intellectual property	5 years	270	52	—	218	4.0 years
Total intangible assets		$368,714	$223,504	$(5,764)	$139,446

	December 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Useful Life
	(in thousands)
Trademarks	8 years	$34,300	$30,584	$—	$3,716	0.8 years
Customer relationships	5 - 12 years	257,308	142,131	(1,993)	113,184	5.3 years
Developed technology	5 - 6.5 years	75,487	39,826	(5,352)	30,309	3.0 years
Non-competes	3 years	1,349	967	—	382	0.8 years
Intellectual property	5 years	270	38	—	232	4.3 years
Total intangible assets		$368,714	$213,546	$(7,345)	$147,823
Amortization expense was $9.7 million and $10.2 million for the three months ended March 31, 2025 and 2024, respectively.
There were no impairments to goodwill or intangible assets during the three months ended March 31, 2025 and 2024.
Note 6. Leases
Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	March 31, 2025	December 31, 2024
		(in thousands)
Assets
Operating lease assets	Other assets	$16,054	$16,990

Liabilities
Operating lease liabilities – current	Accrued liabilities	$5,307	$5,079
Operating lease liabilities – non-current	Other liabilities	14,926	16,006
Total operating lease liabilities		$20,233	$21,085
Note 7. Commitments and contingencies
Contingencies
From time to time, the Company is subject to various claims, charges, and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
maintains insurance to cover certain claims. The Company had no material liabilities for contingencies as of March 31, 2025 or December 31, 2024. The results of any current or future litigation, proceedings, investigations, or inquiries cannot be predicted with certainty, and regardless of the outcome, litigation, proceedings, investigations, or inquiries can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Note 8. Debt
The following table summarizes the balances and availability of our 2026 Notes and 2024 Revolving Credit Facility:

	Outstanding (1)		Unutilized Amount		Interest Rate				Maturity Date
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025		December 31, 2024
	(in thousands)
2026 Notes	$370,146	$369,514	N/A	N/A	0.125%		0.125%		Sept. 1, 2026
2024 Revolving Credit Facility	1,143	1,143	$173,857	$173,857	1.50%	(2)	1.50%	(2)	May 3, 2029
(1) Represents the net carrying amount of our 2026 Notes and outstanding letters of credit under the 2024 Revolving Credit Facility.
(2) Represents the rate on the outstanding letters of credit under the 2024 Revolving Credit Facility.
Convertible Senior Notes
On September 17, 2021, the Company issued $373.8 million aggregate principal amount of 0.125% 2026 Notes in a private offering. The initial conversion rate for the 2026 Notes is 20.0024 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $49.99 per share of common stock. As of March 31, 2025, the conditions allowing holders of the 2026 Notes to convert were not met.
The following table sets forth the interest expense related to the 2026 Notes for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Contractual interest expense	$117	$117
Amortization of issuance costs	632	627
The effective interest rate on the 2026 Notes was 0.81% for both the three months ended March 31, 2025 and 2024. See Note 3 for additional information on the Company’s 2026 Notes.
Credit Agreement
On May 3, 2024, the Company entered into the 2024 Credit Agreement to refinance the Company’s 2020 Revolving Credit Facility. The 2024 Credit Agreement provides for the 2024 Revolving Credit Facility of $175.0 million, which may be increased or decreased under specific circumstances, with a $40.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the 2024 Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. The 2024 Credit Agreement is subject to a springing maturity date on or after June 2, 2026 in the event of certain conditions as described in the 2024 Credit Agreement. The 2024 Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants, and events of default. We were in compliance with such covenants as of both March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, debt issuance costs related to the 2024 Credit Agreement of $1.5 million and $1.6 million, respectively, were included in other assets in the condensed consolidated balance sheets.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9. Stock-based compensation
The Company recognized stock-based compensation expense for all equity arrangements as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$3,061	$2,628
Services	390	412
Sales and marketing	7,174	6,389
Research and development	6,331	5,431
General and administrative	7,439	5,719
	$24,395	$20,579
Equity Incentive Plans
Return Target Options
The table below summarizes return target option activity for the three months ended March 31, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	2,265,275	$6.66	3.7	$16,740
Exercised	—	—		—
Outstanding, March 31, 2025	2,265,275	$6.66	3.5	$12,436
Options exercisable at March 31, 2025	2,265,275	$6.66	3.5	$12,436
Vested or expected to vest at March 31, 2025	2,265,275	$6.66	3.5	$12,436
Service-Based Options
The table below summarizes the service-based option activity for the three months ended March 31, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	757,343	$5.52	3.0	$6,464
Exercised	—	—		—
Outstanding, March 31, 2025	757,343	$5.52	2.7	$5,025
Options exercisable at March 31, 2025	757,343	$5.52	2.7	$5,025
Vested or expected to vest at March 31, 2025	757,343	$5.52	2.7	$5,025

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Stock Units
RSU activity for the three months ended March 31, 2025 was as follows:

	Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding, December 31, 2024	11,737,145	$20.73
Granted	6,668,999	13.20
Vested	(2,424,209)	20.38
Forfeited	(211,955)	20.87
Outstanding, March 31, 2025	15,769,980	$17.59
RSUs under the 2020 Plan generally vest ratably on an annual basis over four years. There was $236.8 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 3.0 years as of March 31, 2025. The total fair value of RSUs vested during the three months ended March 31, 2025 was $49.4 million.
Note 10. Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$529	$(20,524)

Denominator:
Weighted-average shares used to compute net income (loss) per share, basic	129,845,214	127,292,097
Weighted-average effect of potentially dilutive securities	10,228,109	—
Weighted-average shares used to compute net income (loss) per share, diluted	140,073,323	127,292,097

Net income (loss) per share, basic	$0.00	$(0.16)
Net income (loss) per share, diluted	$0.00	$(0.16)
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period without consideration for potentially dilutive securities. Because we have reported a net loss for the three months ended March 31, 2024, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for this period given that the potentially dilutive shares would have been anti-dilutive if included in the calculation.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an anti-dilutive impact:

	As of March 31,
	2025	2024
Stock options outstanding	—	3,595,924
Unvested restricted stock units	2,329,086	13,409,972
Shares related to the 2026 Notes	—	7,475,897
Shares committed under the 2021 ESPP	—	217,453
Total potentially dilutive securities	2,329,086	24,699,246
Note 11.     Income taxes
The Company calculated the year-to-date income tax benefit (provision) by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The following table presents benefit (provision) for income taxes:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Income (loss) before income tax benefit (provision)	$353	$(19,481)
Income tax benefit (provision)	176	(1,043)
Effective tax rate	(49.9)%	(5.4)%
The difference between the statutory rate and the Company’s effective tax rate for the three months ended March 31, 2025 was primarily due to the BEAT and valuation allowances on U.S. and UK tax assets. The Tax Cuts and Jobs Act of 2017 introduced the BEAT, which is essentially a minimum tax on certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates. Prior to the first quarter of 2025, the Company was not subject to the BEAT. The difference between the statutory rate and the Company’s effective tax rate for the three months ended March 31, 2024 was primarily due to valuation allowances on U.S. and UK tax assets. The effective tax rate for both periods were also impacted by state taxes and earnings realized in foreign jurisdictions.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 12. Segment and geographic information
Segment Information
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

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$167,621	$152,123
Less:
Adjusted cost of revenue (1)	30,427	28,458
Adjusted sales and marketing expense (2)	51,363	52,211
Adjusted research and development expense (3)	28,339	27,612
Adjusted general and administrative expense (4)	19,850	21,710
Segment operating income	37,642	22,132

Adjustments and reconciling items:
Amortization expense	9,689	10,210
Stock-based compensation	24,395	20,579
Acquisition-related expense	2,054	2,388
Payroll taxes related to stock-based compensation	1,875	1,288
System transformation costs	3,229	1,869
Restructuring and other cost optimization charges	556	7,104
Extraordinary legal settlements and non-recurring litigation costs	—	(197)
Consolidated operating loss	$(4,156)	$(21,109)
(1) Adjusted cost of revenue includes cost of revenue in accordance with GAAP adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, and restructuring and other cost optimization charges.
(2) Adjusted sales and marketing expense includes sales and marketing expense in accordance with GAAP adjusted for stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, and restructuring and other cost optimization charges.
(3) Adjusted research and development expense includes research and development expense in accordance with GAAP adjusted for stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, and restructuring and other cost optimization charges.
(4) Adjusted general and administrative expense includes general and administrative expense in accordance with GAAP adjusted for stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, and extraordinary legal settlements and non-recurring litigation costs.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our CODM does not review segment asset information for purposes of making operating decisions, assessing financial performance, or allocating resources.
Geographic Information
Revenue by geographic region as determined based on the location where the sale originated were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
The Americas (1)	$109,256	$101,616
Europe, the Middle East, India, and Africa	43,446	39,013
Asia Pacific	14,919	11,494
	$167,621	$152,123
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
The following table summarizes restructuring charges incurred for the periods indicated:

	Three Months Ended March 31,		Total Restructuring Charges Incurred to Date
	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$—	$10	$7
Sales and marketing	9	5,571	7,313
Research and development	—	734	709
General and administrative	58	748	1,445
	$67	$7,063	$9,474
The table above does not include immaterial amounts related to leases recorded to restructuring charges.
The following table summarizes our restructuring liability included in accrued liabilities in the condensed consolidated balance sheet (in thousands):

Balance, December 31, 2024	$1,229
Restructuring charges	67
Cash payments	(1,190)
Balance, March 31, 2025	$106
Note 14. Subsequent events
On April 1, 2025, the Company completed its previously announced acquisition of Identity Automation. Identity Automation is a dynamic identity and access management platform for industries that are defined by frequent role adjustments,

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
such as education and healthcare. With Identity Automation, Jamf will combine identity with device access in one unique solution, helping ensure secure devices and application access.
Under the terms of the Identity Automation Purchase Agreement, Jamf acquired 100% of the equity interest in Identity Automation for total purchase consideration of $216.1 million, which included $176.1 million paid upon closing and deferred consideration of $40.0 million to be paid on October 1, 2025. The cash consideration paid upon closing was funded with the Company’s cash on hand.
The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time between the acquisition date and the date these financial statements were issued.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates, and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the impact of adverse general and industry-specific economic and market conditions and reductions in IT spending, including uncertainty caused by economic downturns, supply chain disruptions, and volatility in the global trade environment including increased and proposed tariffs and potentially retaliatory trade regulations;
•the potential impact of customer dissatisfaction with Apple or other negative events affecting Apple services and devices, including the effects of proposed or imposed tariffs that may apply to the production or components of Apple products, and failure of enterprises to adopt Apple products;
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
•risks and uncertainties associated with acquisitions, divestitures, and strategic investments, including our recent acquisition of Identity Automation;
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
•risks related to regional instabilities and hostilities (including the impact of the wars in Israel and Eastern Europe, and heightened tensions between China and Taiwan and any escalation of the foregoing), government trade or similar regulatory actions, and other general political conditions globally and in the markets in which we do business; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by our subsequent Quarterly Reports on Form 10-Q.
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2024. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below, elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024, and in our subsequent Quarterly Reports on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Forward-Looking Statements.”
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
On April 1, 2025, the Company completed its previously announced acquisition of Identity Automation. Identity Automation is a dynamic identity and access management platform for industries that are defined by frequent role adjustments, such as education and healthcare. With Identity Automation, Jamf will combine identity with device access in one unique solution, helping ensure secure devices and application access. We financed the acquisition with cash on hand. See Note 14 of our condensed consolidated financial statements for more information.
Key Factors Affecting Our Performance
New customer growth. Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and solutions, the features and pricing of our competitors’ offerings, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling, marketing, and deploying our software solutions, the growth of the market for devices and services for SMBs, enterprises, and other organizations, and the continued demand for Apple products. Our growth requires continued adoption of our platform by new customers. We intend to continue to invest in building brand awareness as we further penetrate our addressable markets. We intend to expand our customer base by continuing to make significant and targeted investments in our direct sales and marketing to attract new customers and to drive broader awareness of our software solutions.

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
Product innovation and technology leadership. Our success is dependent on our ability to sustain product innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform, and we intend to further extend the adoption of our platform through additional innovation. While sales of subscriptions to our Jamf Pro product account for a substantial portion of our revenue, we intend to continue to invest in building additional products, features, and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell additional products to both new and existing customers. For example, on April 1, 2025, we completed our acquisition of Identity Automation, a dynamic identity and access management platform for industries that are defined by frequent role adjustments, such as education and healthcare.
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
International expansion. Our international growth in any region depends on our ability to effectively implement our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of devices and services by region, and our brand awareness and perception. In addition, global demand for our platform and the growth of our international operations is dependent upon the rate of market adoption of Apple products in international markets. We plan to continue making investments in our international sales and marketing channels to take advantage of this market opportunity while refining our go-to-market approach based on local market dynamics. While we believe global demand for our platform will increase as international adoption of Apple products and market awareness of Jamf grows, our ability to conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems (including with respect to data transfer and privacy), alternative dispute systems, commercial markets, and geopolitical and global market challenges.
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
Continued demand for Apple products and general and industry-specific economic and market conditions and reductions in IT spending. Our revenue, results of operations, and cash flows depend on the overall demand for Apple products and our products. The U.S. and other key international economies are impacted by high levels of inflation, elevated interest rates, supply chain disruptions, volatility in credit, equity, and foreign exchange markets, the Russia-Ukraine war, financial instability and instability in the global trade environment including resulting from recent U.S. tariff announcements, potential retaliatory measures by other countries, uncertainty surrounding trade relations, and overall economic uncertainty. These factors could continue to pose the risk of reductions in IT spending by our existing and prospective customers or in requests to renegotiate existing contracts, defaults on payments due on existing contracts, or non-renewals. As result of macroeconomic uncertainty, some of our customers have continued to take a more moderate outlook when planning their future hiring and device growth needs.
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
Our ARR was $657.9 million and $602.4 million as of March 31, 2025 and 2024, respectively, which is an increase of 9% year-over-year. The growth in our ARR was primarily driven by device expansion, cross-selling additional solutions to our installed customer base, and the addition of new customers.
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
Our dollar-based net retention rates were 104% and 107% for the trailing twelve months ended March 31, 2025 and 2024, respectively.
Components of Results of Operations
Revenue
We recognize revenue under ASC 606 when or as performance obligations are satisfied. We derive revenue primarily from sales of SaaS subscriptions and support and maintenance contracts and, to a lesser extent, sales of on-premise term-based subscriptions and perpetual licenses and services.
Subscription. Subscription revenue consists of sales of SaaS subscriptions and on-premise term-based subscription licenses as well as support and maintenance contracts. We sell our software solutions primarily with a one-year contract term. We typically invoice SaaS subscription fees and support and maintenance fees annually in advance and recognize revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. The license portion of on-premise subscription revenue is recognized upfront, assuming all revenue recognition criteria are satisfied. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
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
Operating Expenses
Sales and marketing. Sales and marketing expenses consist primarily of employee compensation costs, sales commissions, costs of general marketing and promotional activities, travel-related expenses, restructuring and other cost optimization charges, and allocated overhead. Sales commissions as well as associated payroll taxes and retirement plan contributions (together, “contract costs”) that are incremental to the acquisition of customer contracts are capitalized and amortized over the period of benefit, which is estimated to be generally five years.
Research and development. Research and development expenses consist primarily of personnel costs, restructuring and other cost optimization charges, and allocated overhead. We will continue to invest in innovation so that we can offer our customers new solutions and enhance our existing solutions. See “Business — Research and Development” in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
General and administrative. General and administrative expenses consist primarily of employee compensation costs for corporate personnel, such as those in our executive, human resource, facilities, accounting and finance, legal and compliance, and IT departments. General and administrative expenses also include non-personnel costs such as legal, accounting, and other professional fees. In addition, general and administrative expenses include acquisition and integration-related expenses, which primarily consist of third-party expenses, such as legal and accounting fees, as well as expense recognized for deferred compensation related to the acquisition of dataJAR. General and administrative expenses also include system transformation costs, which are primarily associated with the implementation of sales software and software supporting our business including enterprise resource planning, as well as the implementation of other systems to upgrade processes, governance, and systems. General and administrative expenses also include restructuring and other cost optimization charges.
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue:
Subscription	$164,224	$148,353
Services	3,397	3,706
License	—	64
Total revenue	167,621	152,123
Cost of revenue:
Cost of subscription(1)(2)(3)(5)(6) (exclusive of amortization expense shown below)	30,702	28,010
Cost of services(1)(2)(3)(4)(5) (exclusive of amortization expense shown below)	3,549	3,770
Amortization expense	2,851	3,312
Total cost of revenue	37,102	35,092
Gross profit	130,519	117,031
Operating expenses:
Sales and marketing(1)(2)(3)(5)(6)	59,712	64,782
Research and development(1)(2)(3)(4)(5)(6)	35,457	34,262
General and administrative(1)(2)(3)(4)(5)(6)(7)	32,668	32,198
Amortization expense	6,838	6,898
Total operating expenses	134,675	138,140
Loss from operations	(4,156)	(21,109)
Interest income, net	1,328	2,040
Foreign currency transaction gain (loss)	3,181	(412)
Income (loss) before income tax benefit (provision)	353	(19,481)
Income tax benefit (provision)	176	(1,043)
Net income (loss)	$529	$(20,524)
(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$3,061	$2,628
Services	390	412
Sales and marketing	7,174	6,389
Research and development	6,331	5,431
General and administrative	7,439	5,719
	$24,395	$20,579

(2) Includes payroll taxes related to stock-based compensation as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$197	$137
Services	52	24
Sales and marketing	727	560
Research and development	470	302
General and administrative	429	265
	$1,875	$1,288
(3) Includes depreciation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$352	$298
Services	45	47
Sales and marketing	657	733
Research and development	465	444
General and administrative	286	258
	$1,805	$1,780
(4) Includes acquisition-related expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue:
Services	$—	$79
Research and development	—	183
General and administrative	2,054	2,126
	$2,054	$2,388
(5) Includes system transformation costs as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$107	$32
Services	13	—
Sales and marketing	339	51
Research and development	141	—
General and administrative	2,629	1,786
	$3,229	$1,869

(6) Includes restructuring and other cost optimization charges as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$4	$10
Sales and marketing	109	5,571
Research and development	176	734
General and administrative	267	789
	$556	$7,104
(7) General and administrative also includes the following:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Extraordinary legal settlements and non-recurring litigation costs	$—	$(197)
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(as a percentage of total revenue)
Revenue:
Subscription	98%	98%
Services	2	2
License	—	—
Total revenue	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	18	18
Cost of services (exclusive of amortization expense shown below)	2	3
Amortization expense	2	2
Total cost of revenue	22	23
Gross profit	78	77
Operating expenses:
Sales and marketing	36	43
Research and development	21	23
General and administrative	19	21
Amortization expense	4	4
Total operating expenses	80	91
Loss from operations	(2)	(14)
Interest income, net	1	1
Foreign currency transaction gain (loss)	1	—
Income (loss) before income tax benefit (provision)	—	(13)
Income tax benefit (provision)	—	—
Net income (loss)	—%	(13)%

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
SaaS subscription and support and maintenance	$155,628	$142,406	$13,222	9%
On-premise subscription	8,596	5,947	2,649	45
Subscription revenue	164,224	148,353	15,871	11
Professional services	3,397	3,706	(309)	(8)
Perpetual licenses	—	64	(64)	(100)
Non-subscription revenue	3,397	3,770	(373)	(10)
Total revenue	$167,621	$152,123	$15,498	10%
For the three months ended March 31, 2025, total revenue increased as a result of higher subscription revenue. Subscription revenue accounted for 98% of total revenue for both the three months ended March 31, 2025 and 2024. The increase in subscription revenue was driven by device expansion, cross-selling, and the addition of new customers.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$30,702	$28,010	$2,692	10%
Cost of services (exclusive of amortization expense show below)	3,549	3,770	(221)	(6)
Amortization expense	2,851	3,312	(461)	(14)
Total cost of revenue	$37,102	$35,092	$2,010	6%
Gross margin	78%	77%
For the three months ended March 31, 2025, cost of revenue increased due to an increase in cost of subscription revenue. Cost of subscription revenue increased primarily due to a $1.4 million increase in employee compensation costs, a $0.9 million increase in computer hardware and software costs, and a $0.5 million increase in stock-based compensation expense and related payroll taxes.
Operating Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$59,712	$64,782	$(5,070)	(8)%
Research and development	35,457	34,262	1,195	3
General and administrative	32,668	32,198	470	1
Amortization expense	6,838	6,898	(60)	(1)
Operating expenses	$134,675	$138,140	$(3,465)	(3)%
For the three months ended March 31, 2025, sales and marketing expenses decreased primarily due to a $5.5 million decrease in restructuring and other cost optimization charges and a $1.7 million decrease in employee compensation costs, partially offset by a $1.0 million increase in stock-based compensation and related payroll taxes and a $0.3 million increase in marketing costs.
For the three months ended March 31, 2025, research and development expenses increased primarily due to a $1.1 million increase in stock-based compensation and related payroll taxes.

For the three months ended March 31, 2025, general and administrative expenses increased primarily due to a $1.9 million increase in stock-based compensation expense and related payroll taxes, partially offset by a $0.9 million decrease in outside services and a $0.5 million decrease in restructuring and other cost optimization charges.
Interest Income, Net

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Interest income, net	$1,328	$2,040	$(712)	(35)%
For the three months ended March 31, 2025, interest income, net decreased primarily due to lower earned interest rates and lower average invested balances.
Foreign Currency Transaction Gain (Loss)

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Foreign currency transaction gain (loss)	$3,181	$(412)	$3,593	NM
NM Not Meaningful.
For the three months ended March 31, 2025, the change in foreign currency transaction gain (loss) was primarily due to the impact of changes in foreign currency exchange rates, primarily the GBP and EUR.
Income Tax Benefit (Provision)

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Income tax benefit (provision)	$176	$(1,043)	$1,219	NM
Effective tax rate	(49.9)%	(5.4)%
NM Not Meaningful.
The change in the effective tax rate for the three months ended March 31, 2025 compared to the prior year period was primarily due to the impact of the BEAT, which we were not subject to prior to the first quarter of 2025. See Note 11 of our condensed consolidated financial statements for additional information.
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
Certain of these non-GAAP measures exclude amortization expense, stock-based compensation expense, foreign currency transaction (gain) loss, amortization of debt issuance costs, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, and extraordinary legal settlements and non-recurring litigation costs. Acquisition-related expense includes acquisition and integration-related expenses which primarily consist of third-party expenses, such as legal and accounting fees, as well as expense recognized for deferred compensation related to the acquisition of dataJAR. System transformation costs are primarily associated with the implementation of updated sales software and software supporting our business including enterprise resource planning, as well as the implementation of other systems to upgrade processes, governance, and systems. System transformation costs include costs that were expensed as incurred and the amortization of capitalized costs. The transformation included a comprehensive redesign of our systems, including the quoting, contracting, and invoicing processes, and the systems and tools we use.

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
Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin
We use non-GAAP gross profit and non-GAAP gross profit margin, and believe it is useful to our investors, to understand and evaluate our operating performance and trends and to prepare and approve our annual budget. We define non-GAAP gross profit as gross profit, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, and restructuring and other cost optimization charges. We define non-GAAP gross profit margin as non-GAAP gross profit as a percentage of total revenue.
A reconciliation of non-GAAP gross profit to gross profit and non-GAAP gross profit margin to gross profit margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Gross profit	$130,519	$117,031
Amortization expense	2,851	3,312
Stock-based compensation	3,451	3,040
Acquisition-related expense	—	79
Payroll taxes related to stock-based compensation	249	161
System transformation costs	120	32
Restructuring and other cost optimization charges	4	10
Non-GAAP gross profit	$137,194	$123,665
Gross profit margin	78%	77%
Non-GAAP gross profit margin	82%	81%
Non-GAAP Operating Income and Non-GAAP Operating Income Margin
We use non-GAAP operating income and non-GAAP operating income margin, and believe it is useful for our investors, to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We define non-GAAP operating income as operating loss, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, and extraordinary legal settlements and non-recurring litigation costs. We define non-GAAP operating income margin as non-GAAP operating income as a percentage of total revenue.

A reconciliation of non-GAAP operating income to operating loss and non-GAAP operating income margin to operating loss margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating loss	$(4,156)	$(21,109)
Amortization expense	9,689	10,210
Stock-based compensation	24,395	20,579
Acquisition-related expense	2,054	2,388
Payroll taxes related to stock-based compensation	1,875	1,288
System transformation costs	3,229	1,869
Restructuring and other cost optimization charges	556	7,104
Extraordinary legal settlements and non-recurring litigation costs	—	(197)
Non-GAAP operating income	$37,642	$22,132
Operating loss margin	(2)%	(14)%
Non-GAAP operating income margin	22%	15%
Non-GAAP Net Income
We use non-GAAP net income, and believe it is useful for our investors, to understand and evaluate our operating performance and trends. We define non-GAAP net income as net income (loss), adjusted for income tax benefit (provision), amortization expense, stock-based compensation expense, foreign currency transaction (gain) loss, amortization of debt issuance costs, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, and extraordinary legal settlements and non-recurring litigation costs, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. statutory tax rate.
We define non-GAAP income before income taxes as income (loss) before income taxes adjusted for amortization expense, stock-based compensation expense, foreign currency transaction (gain) loss, amortization of debt issuance costs, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, and extraordinary legal settlements and non-recurring litigation costs.
We define non-GAAP provision for income taxes as the current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. statutory tax rate.

A reconciliation of non-GAAP net income to net income (loss), the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income (loss)	$529	$(20,524)
Exclude: income tax benefit (provision)	176	(1,043)
Income (loss) before income tax benefit (provision)	353	(19,481)
Amortization expense	9,689	10,210
Stock-based compensation	24,395	20,579
Foreign currency transaction (gain) loss	(3,181)	412
Amortization of debt issuance costs	725	689
Acquisition-related expense	2,054	2,388
Payroll taxes related to stock-based compensation	1,875	1,288
System transformation costs	3,229	1,869
Restructuring and other cost optimization charges	556	7,104
Extraordinary legal settlements and non-recurring litigation costs	—	(197)
Non-GAAP income before income taxes	39,695	24,861
Non-GAAP provision for income taxes (1)	(9,527)	(5,967)
Non-GAAP net income	$30,168	$18,894
(1) In accordance with the SEC’s Non-GAAP Financial Measures Compliance and Disclosure Interpretation, the Company’s blended U.S. statutory rate of 24% is used as an estimate for the current and deferred income tax expense associated with our non-GAAP income before income taxes.
Adjusted EBITDA
We define adjusted EBITDA as net income (loss), adjusted for interest income, net, (benefit) provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, foreign currency transaction (gain) loss, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, and extraordinary legal settlements and non-recurring litigation costs.
A reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income (loss)	$529	$(20,524)
Interest income, net	(1,328)	(2,040)
(Benefit) provision for income taxes	(176)	1,043
Depreciation expense	1,805	1,780
Amortization expense	9,689	10,210
Stock-based compensation	24,395	20,579
Foreign currency transaction (gain) loss	(3,181)	412
Acquisition-related expense	2,054	2,388
Payroll taxes related to stock-based compensation	1,875	1,288
System transformation costs	3,229	1,869
Restructuring and other cost optimization charges	556	7,104
Extraordinary legal settlements and non-recurring litigation costs	—	(197)
Adjusted EBITDA	$39,447	$23,912

Liquidity and Capital Resources
General
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $222.4 million, which were held for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions, as well as the available balance of the 2024 Revolving Credit Facility of $173.9 million. Our cash and cash equivalents are comprised of cash, money market deposit accounts, and money market funds with original maturities at the time of purchase of three months or less. Our cash and cash equivalents are held at a diversified portfolio of investment grade global banks and money market investments. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to make continued investments in supporting the growth of our business in the future.
A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2025, we had deferred revenue of $379.1 million, of which $327.0 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
As of March 31, 2025, there were no amounts outstanding under the 2024 Credit Agreement, other than $1.1 million in outstanding letters of credit. As of March 31, 2025, there was $370.1 million outstanding on our 2026 Notes, which mature on September 1, 2026. See Note 8 of our condensed consolidated financial statements for additional information on our 2024 Credit Agreement and 2026 Notes.
On April 1, 2025, the Company acquired Identity Automation for total purchase consideration of $216.1 million, which included $176.1 million paid upon closing and deferred consideration of $40.0 million to be paid on October 1, 2025. The cash consideration paid upon closing was funded with the Company’s cash on hand.
Future Liquidity and Capital Resource Requirements
We believe our cash and cash equivalents, the 2024 Revolving Credit Facility, and cash provided by sales of our software solutions and services will be sufficient to meet our working capital and capital expenditure needs, debt service requirements for at least the next 12 months, as well as other known long-term cash requirements. Our future capital requirements will depend on many factors including our growth rate, market conditions, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may use cash to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights.
As of March 31, 2025, our principal commitments consist of obligations under our 2026 Notes, contractual agreements for hosting services and other support software, and operating leases for office space. There have been no material changes to our commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing, and financing activities:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$4,066	$(15,904)
Net cash used in investing activities	(6,039)	(3,230)
Net cash (used in) provided by financing activities	(3,600)	280
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(269)	(184)
Net decrease in cash, cash equivalents, and restricted cash	(5,842)	(19,038)
Cash, cash equivalents, and restricted cash, beginning of period	228,344	250,809
Cash, cash equivalents, and restricted cash, end of period	$222,502	$231,771
Cash paid for interest	$349	$314
Cash paid for purchases of equipment and leasehold improvements	3,049	1,755

Operating Activities
Our largest source of operating cash is cash collections from our subscription customers. Our primary use of cash from operating activities is employee-related expenditures, marketing expenses, and third-party hosting costs.
During the three months ended March 31, 2025, net cash provided by operating activities was $4.1 million compared to net cash used in operating activities of $15.9 million for the three months ended March 31, 2024. The change was primarily attributable to an increase in cash received from our customers, a $5.7 million decrease in cash paid for system transformation costs, and a $4.8 million decrease in cash paid for restructuring and other cost optimization charges.
Investing Activities
During the three months ended March 31, 2025, net cash used in investing activities was $6.0 million, an increase of $2.8 million compared to the three months ended March 31, 2024. The increase was primarily attributable to a $1.5 million increase in purchases of investments and a $1.3 million increase in purchases of equipment and leasehold improvements.
Financing Activities
During the three months ended March 31, 2025, net cash used in financing activities was $3.6 million compared to net cash provided by financing activities of $0.3 million for the three months ended March 31, 2024. The change was primarily attributable to the release of the ZecOps escrow of $3.6 million in the first quarter of 2025.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, channel partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement, misappropriation, or other violation claims made by third parties. See “Risk Factors — We have indemnity provisions under our contracts with our customers, partners, and other third parties, which could have a material adverse effect on our business” in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, we have entered into indemnification agreements with our directors and certain officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), or condensed consolidated statements of cash flows.
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
There have been no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Refer to “Note 2 — Summary of significant accounting policies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detailed information regarding these and other accounting policies.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2025. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2024 for a detailed discussion of our market risks.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
This quarterly report should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements
On March 17, 2025, Michelle Bucaria, the Company’s Chief People Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Bucaria’s trading plan provides for the potential sale of up to 61,010 shares of common stock, including upon the vesting of RSUs, subject to certain conditions, from on or about June 16, 2025 through the earlier of the date all of the shares under the plan are sold and March 31, 2026.
On January 3, 2025, John Strosahl, the Company’s Chief Executive Officer and one of the Company’s directors, terminated his trading plan intended to satisfy the requirements of Rule 10b5-1(c), originally adopted on September 30, 2024 for the sale of up 678,940 shares of the Company's common stock. The plan was originally scheduled to terminate on November 15, 2025.

Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
2.1
Unit Purchase Agreement, dated as of March 3, 2025, by and among Jamf Holding Corp., JAMF Software, LLC, the members of Identity Automation Systems, LLC set forth in Schedule 1.1 thereto, and Spotlight Equity Partners, LLC, solely in its capacity as Sellers Representative (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on March 4, 2025).

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

JAMF HOLDING CORP. (Registrant)

Date: May 6, 2025	By:	/s/ Anthony Grabenau
Anthony Grabenau
Chief Accounting Officer (Principal Accounting Officer)