Form 10-Q
period 2025-06-30
Jamf Holding Corp.
filed 2025-08-07
CIK 1721947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 23, 2025, the registrant had 132,836,708 shares of common stock, $0.001 par value, outstanding.

JAMF HOLDING CORP.

GLOSSARY
We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q. These terms are defined below. Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company,” “we,” “us,” or “our.”

Term	Definition
2020 Plan	Jamf Holding Corp. Omnibus Incentive Plan
2021 ESPP	Jamf Holding Corp. 2021 Employee Stock Purchase Plan
2024 Credit Agreement	Credit agreement, dated as of May 3, 2024
2024 Revolving Credit Facility	Revolving credit facility available under the 2024 Credit Agreement
2025 Term Loan	Term loan facility incurred under the 2025 Credit Agreement Amendment
2026 Notes	Convertible Senior Notes due 2026
Amendment No. 1 to the 2024 Credit Agreement	Incremental Facility Amendment No. 1 to the 2024 Credit Agreement, dated as of May 21, 2025
ARR	Annual Recurring Revenue
AWS	Amazon Web Services
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASU	Accounting Standards Update
BEAT	Base erosion and anti-abuse tax
Board	Board of Directors of the Company
CCA	Cloud computing arrangement
CEO	Chief executive officer
CODM	Chief operating decision maker
Current Period ARR	ARR from the same cohort of customers used to calculate Prior Period ARR as of the current period end
dataJAR	Data Jar Ltd.
dataJAR Purchase Agreement	Share Purchase Agreement, dated as of July 13, 2023, entered into in connection with the acquisition of dataJAR
EUR	Euro
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. generally accepted accounting principles
GBP	British pound sterling
Identity Automation	Identity Automation Systems, LLC
Identity Automation Purchase Agreement	Unit Purchase Agreement, dated as of March 3, 2025, entered into in connection with the acquisition of Identity Automation
IT	Information technology
MSP	Managed services provider
OBBB	One Big Beautiful Bill Act
Prior Period ARR	ARR from the cohort of all customers as of 12 months prior to period end
RSU	Restricted stock unit
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
SMBs	Small-to-medium-sized businesses
UK	United Kingdom
U.S.	United States
Vista	Vista Equity Partners, LLC and its affiliates
ZecOps	ZecOps, Inc.

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements
JAMF HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$481,537	$224,680
Trade accounts receivable, net of allowances of $591 and $577 at June 30, 2025 and December 31, 2024, respectively	150,326	138,791
Deferred contract costs	29,485	27,958
Prepaid expenses	22,017	12,679
Other current assets	18,901	20,549
Total current assets	702,266	424,657
Equipment and leasehold improvements, net	18,838	19,321
Goodwill	1,063,111	882,593
Other intangible assets, net	200,324	147,823
Deferred contract costs, non-current	59,410	59,663
Other assets	45,922	46,172
Total assets	$2,089,871	$1,580,229
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,566	$18,405
Accrued liabilities	96,727	68,363
Income taxes payable	3,556	1,014
Deferred revenue	350,942	333,573
Term loan, net, current	15,000	—
Total current liabilities	482,791	421,355
Deferred revenue, non-current	57,248	52,136
Deferred tax liability, net	4,836	5,180
Convertible senior notes, net	370,779	369,514
Term loan, net, non-current	382,691	—
Other liabilities	16,362	16,061
Total liabilities	1,314,707	864,246
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 132,725,824 and 129,376,245 shares issued at June 30, 2025 and December 31, 2024, respectively; 132,725,824 and 129,332,030 shares outstanding at June 30, 2025 and December 31, 2024, respectively	125	125
Treasury stock, at cost; 0 and 44,215 shares at June 30, 2025 and December 31, 2024, respectively	—	(741)
Additional paid-in capital	1,323,383	1,269,264
Accumulated other comprehensive loss	(5,393)	(30,060)
Accumulated deficit	(542,951)	(522,605)
Total stockholders’ equity	775,164	715,983
Total liabilities and stockholders’ equity	$2,089,871	$1,580,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Subscription	$172,763	$149,428	$336,987	$297,781
Services	3,735	3,497	7,132	7,203
License	3	91	3	155
Total revenue	176,501	153,016	344,122	305,139
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	34,825	28,141	65,527	56,151
Cost of services (exclusive of amortization expense shown below)	4,299	3,619	7,848	7,389
Amortization expense	4,671	3,244	7,522	6,556
Total cost of revenue	43,795	35,004	80,897	70,096
Gross profit	132,706	118,012	263,225	235,043
Operating expenses:
Sales and marketing	64,231	61,905	123,943	126,687
Research and development	39,204	34,753	74,661	69,015
General and administrative	35,877	34,427	68,545	66,625
Amortization expense	8,374	6,895	15,212	13,793
Total operating expenses	147,686	137,980	282,361	276,120
Loss from operations	(14,980)	(19,968)	(19,136)	(41,077)
Interest (expense) income, net	(1,621)	1,641	(293)	3,681
Foreign currency transaction gain	193	431	3,374	19
Other expense, net	(850)	—	(850)	—
Loss before income tax provision	(17,258)	(17,896)	(16,905)	(37,377)
Income tax provision	(3,617)	(1,366)	(3,441)	(2,409)
Net loss	$(20,875)	$(19,262)	$(20,346)	$(39,786)

Net loss per share, basic	$(0.16)	$(0.15)	$(0.16)	$(0.31)
Net loss per share, diluted	$(0.16)	$(0.15)	$(0.16)	$(0.31)

Weighted-average shares used to compute net loss per share, basic	132,236,895	127,911,770	131,047,901	127,603,390
Weighted-average shares used to compute net loss per share, diluted	132,236,895	127,911,770	131,047,901	127,603,390
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(20,875)	$(19,262)	$(20,346)	$(39,786)
Other comprehensive income (loss):
Foreign currency translation adjustments	18,352	311	24,667	(1,501)
Total other comprehensive income (loss)	18,352	311	24,667	(1,501)
Comprehensive (loss) income	$(2,523)	$(18,951)	$4,321	$(41,287)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Three Months Ended June 30, 2025:

Balance, March 31, 2025	131,756,239	$125	$—	$1,292,918	$(23,745)	$(522,076)	$747,222
Exercise of stock options	62,000	—	—	368	—	—	368
Vesting of restricted stock units	675,204	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	232,381	—	—	2,285	—	—	2,285
Stock-based compensation	—	—	—	27,812	—	—	27,812
Foreign currency translation adjustments	—	—	—	—	18,352	—	18,352
Net loss	—	—	—	—	—	(20,875)	(20,875)
Balance, June 30, 2025	132,725,824	$125	$—	$1,323,383	$(5,393)	$(542,951)	$775,164

Three Months Ended June 30, 2024:

Balance, March 31, 2024	128,333,366	$126	$—	$1,183,852	$(28,589)	$(439,319)	$716,070
Repurchase and retirement of common stock	(2,000,000)	(2)	—	—	—	(35,355)	(35,357)
Exercise of stock options	256,055	—	—	1,476	—	—	1,476
Vesting of restricted stock units	668,131	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	209,047	—	—	2,729	—	—	2,729
Stock-based compensation	—	—	—	26,283	—	—	26,283
Foreign currency translation adjustments	—	—	—	—	311	—	311
Net loss	—	—	—	—	—	(19,262)	(19,262)
Balance, June 30, 2024	127,466,599	$124	$—	$1,214,340	$(28,278)	$(493,936)	$692,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

	Number of Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Six Months Ended June 30, 2025:

Balance, December 31, 2024	129,332,030	$125	$(741)	$1,269,264	$(30,060)	$(522,605)	$715,983
Exercise of stock options	62,000	—	—	368	—	—	368
Vesting of restricted stock units	3,099,413	—	741	(741)	—	—	—
Issuance of common stock under the employee stock purchase plan	232,381	—	—	2,285	—	—	2,285
Stock-based compensation	—	—	—	52,207	—	—	52,207
Foreign currency translation adjustments	—	—	—	—	24,667	—	24,667
Net loss	—	—	—	—	—	(20,346)	(20,346)
Balance, June 30, 2025	132,725,824	$125	$—	$1,323,383	$(5,393)	$(542,951)	$775,164

Six Months Ended June 30, 2024:

Balance, December 31, 2023	126,938,102	$126	$—	$1,162,993	$(26,777)	$(418,795)	$717,547
Repurchase and retirement of common stock	(2,000,000)	(2)	—	—	—	(35,355)	(35,357)
Exercise of stock options	303,638	—	—	1,756	—	—	1,756
Vesting of restricted stock units	2,015,812	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	209,047	—	—	2,729	—	—	2,729
Stock-based compensation	—	—	—	46,862	—	—	46,862
Foreign currency translation adjustments	—	—	—	—	(1,501)	—	(1,501)
Net loss	—	—	—	—	—	(39,786)	(39,786)
Balance, June 30, 2024	127,466,599	$124	$—	$1,214,340	$(28,278)	$(493,936)	$692,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(20,346)	$(39,786)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	26,320	23,869
Amortization of deferred contract costs	15,259	12,862
Amortization of capitalized CCA implementation costs	3,210	—
Amortization of debt issuance costs	1,519	1,397
Non-cash lease expense	2,253	2,856
Provision for credit losses and returns	580	130
Stock-based compensation	52,207	46,862
Deferred income tax benefit	(1,651)	(517)
Other	(1,056)	(590)
Changes in operating assets and liabilities:
Trade accounts receivable	(9,920)	(1,072)
Prepaid expenses and other assets	(10,004)	(16,553)
Deferred contract costs	(15,327)	(17,935)
Accounts payable	(2,586)	(7,235)
Accrued liabilities	(9,496)	(2,997)
Income taxes payable	2,207	244
Deferred revenue	8,615	(3,188)
Other liabilities	—	62
Net cash provided by (used in) operating activities	41,784	(1,591)
Investing activities
Acquisitions, net of cash acquired	(175,608)	—
Purchases of equipment and leasehold improvements	(3,857)	(2,733)
Purchase of investments	(3,000)	(2,500)
Other	17	(305)
Net cash used in investing activities	(182,448)	(5,538)
Financing activities
Proceeds from term loan	400,000	—
Debt issuance costs	(2,202)	(1,549)
Cash paid for offering costs	—	(197)
Payment of acquisition-related holdback	(3,600)	(3,600)
Repurchase and retirement of common stock	—	(35,357)
Proceeds from the exercise of stock options	368	1,756
Net cash provided by (used in) financing activities	394,566	(38,947)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(450)	(216)
Net increase (decrease) in cash, cash equivalents, and restricted cash	253,452	(46,292)
Cash, cash equivalents, and restricted cash, beginning of period	228,344	250,809
Cash, cash equivalents, and restricted cash, end of period	$481,796	$204,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,781	$420
Income taxes, net of refunds	3,036	2,653
Non-cash activities:
Employee stock purchase plan	2,285	2,729
Operating lease assets obtained in exchange for operating lease liabilities	3,008	3,256
Deferred cash consideration accrued but not paid	40,000	—
Purchases of equipment and leasehold improvements accrued but not paid	143	324
Debt issuance costs accrued but not paid	175	—
Offering costs accrued but not paid	—	675

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$481,537	$200,858
Restricted cash included in other current assets	259	3,659
Total cash, cash equivalents, and restricted cash	$481,796	$204,517
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
Unaudited interim condensed consolidated financial information
The interim condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations, of comprehensive income (loss), and of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, and the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2024 was derived from our audited consolidated financial statements that were included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. All adjustments made were of a normal recurring nature. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future period.
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
Note 2. Summary of significant accounting policies
The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies during the three and six months ended June 30, 2025. The following describes the impact of certain policies.

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
Disaggregation of Revenue
The Company separates revenue into subscription and non-subscription categories to disaggregate the revenue that is term-based and renewable from the revenue that is one-time in nature. Revenue from subscription and non-subscription contractual arrangements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
SaaS subscription and support and maintenance	$166,563	$146,101	$322,191	$288,507
On-premise subscription	6,200	3,327	14,796	9,274
Subscription revenue	172,763	149,428	336,987	297,781
Professional services	3,735	3,497	7,132	7,203
Perpetual licenses	3	91	3	155
Non-subscription revenue	3,738	3,588	7,135	7,358
Total revenue	$176,501	$153,016	$344,122	$305,139
Contract Balances
Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance, and services in advance. Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of the period	$379,094	$364,503	$385,709	$373,432
Acquisitions	11,685	—	11,685	—
Revenue earned	(137,168)	(128,206)	(239,940)	(223,890)
Deferral of revenue	159,082	136,348	255,239	223,103
Other (1)	(4,503)	(2,439)	(4,503)	(2,439)
Balance, end of the period	$408,190	$370,206	$408,190	$370,206
(1) Includes contract assets netted against contract liabilities on a contract-by-contract basis.
There were no significant changes to our contract assets and liabilities during the three and six months ended June 30, 2025 and 2024 outside of our sales activities.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts to be invoiced. As of June 30, 2025, the Company

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
had $612.4 million of remaining performance obligations, with 67% expected to be recognized as revenue over the succeeding 12 months, and the remainder generally expected to be recognized over the three years thereafter.
Deferred Contract Costs
Sales commissions, as well as associated payroll taxes and retirement plan contributions (together, “contract costs”), that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the condensed consolidated balance sheets when the period of benefit is determined to be greater than one year.
Total amortization of contract costs was $7.9 million and $6.6 million for the three months ended June 30, 2025 and 2024, respectively, and $15.3 million and $12.9 million for the six months ended June 30, 2025 and 2024, respectively.
The Company periodically reviews these deferred contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three and six months ended June 30, 2025 or 2024.
Cloud computing arrangements
Capitalized costs associated with the implementation of CCAs were as follows:

Balance Sheet Classification	June 30, 2025	December 31, 2024
	(in thousands)
Other current assets	$6,423	$6,418
Other assets	19,230	19,216
Capitalized cloud computing implementation costs, gross	25,653	25,634
Less: accumulated amortization	(5,882)	(2,669)
Capitalized cloud computing implementation costs, net	$19,771	$22,965
Amortization expense related to capitalized CCA implementation costs was $1.6 million and $3.2 million for the three and six months ended June 30, 2025, respectively.
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
Strategic investments
The Company’s strategic investments consist of non-marketable equity and debt instruments in privately held companies. The investments are recorded at cost, less any impairment, and included in other assets on the condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis and adjusts the carrying value accordingly. The fair value of these investments represents a Level 3 valuation as the assumptions used in valuing these investments are not directly or indirectly observable. As of June 30, 2025 and December 31, 2024, the balance of strategic investments was $7.7 million and $5.4 million, respectively. The Company evaluates its strategic investments quarterly for impairment. In the second quarter of 2025, the Company recorded a $0.9 million impairment loss in other expense, net on the condensed consolidated statement of operations as the fair value of the investment was lower than the carrying value. There were no other changes in the carrying value of the Company’s strategic investments during the three and six months ended June 30, 2025 and 2024.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently issued accounting pronouncements not yet adopted
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient to measure credit losses on accounts receivable and contract assets. The standard is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the effect the standard will have on its condensed consolidated financial statements.
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The fair value of these financial instruments were as follows:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$381,675	$—	$—	$381,675
Total cash equivalents	$381,675	$—	$—	$381,675

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$133,523	$—	$—	$133,523
Total cash equivalents	$133,523	$—	$—	$133,523
The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above.
Fair value measurements of other financial instruments
The following table presents the net carrying value and estimated fair value of the 2026 Notes, which are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2025		December 31, 2024
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$370,779	$336,375	$369,514	$341,981
As of June 30, 2025 and December 31, 2024, the difference between the net carrying value of the 2026 Notes and the principal amount of $373.8 million represents the unamortized debt issuance costs of $3.0 million and $4.2 million, respectively. As of June 30, 2025, the difference between the net carrying value of the 2025 Term Loan of $397.7 million and the principal amount of $400.0 million represents unamortized debt issuance costs of $2.3 million. See Note 8 for more information.
The estimated fair value of the 2026 Notes, which is classified as Level 2, was determined based on quoted bid prices of the 2026 Notes in an over-the-counter market. The carrying value of the 2025 Term Loan approximates its fair value, which is classified as Level 2, as the terms and interest rate approximate market rates.
Note 4. Acquisitions
Identity Automation
On April 1, 2025, the Company completed its acquisition of Identity Automation. Identity Automation is a dynamic identity and access management platform for industries that are defined by frequent role adjustments, such as education and healthcare. With Identity Automation, Jamf is able to combine identity with device access in one unique solution, helping ensure secure devices and application access.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Under the terms of the Identity Automation Purchase Agreement, Jamf acquired 100% of the equity interest in Identity Automation for total purchase consideration of $216.1 million, which included $176.1 million paid upon closing and deferred cash consideration of $40.0 million to be paid on October 1, 2025. The cash consideration paid upon closing was funded with the Company’s cash on hand.
Acquisition-related expenses were expensed as incurred and were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(in thousands)
Cost of revenue:
Subscription	$61	$61
Sales and marketing	77	77
Research and development	5	5
General and administrative	2,439	4,493
	$2,582	$4,636
The final purchase accounting allocations for the Identity Automation acquisition will be determined within one year from the acquisition date and depend on a number of factors, including the final valuation of our intangible assets acquired and finalization of income tax effects of the opening balance sheet. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$473
Trade accounts receivable, net	1,517
Deferred contract costs	542
Prepaid expenses and other current assets	1,186
Intangible assets acquired	71,500
Other assets	21
Liabilities assumed:
Accounts payable	(1,248)
Accrued liabilities	(50)
Income taxes payable	(286)
Deferred revenue	(11,685)
Deferred tax liability, net	(1,523)
Goodwill	155,634
Total purchase consideration	$216,081

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
The goodwill represents the excess of the purchase consideration over the fair value of the underlying net identifiable assets. The goodwill recognized in this acquisition is primarily attributable to the acquired assembled workforce and expected synergies in sales opportunities across complementary products, customers, and geographies and cross-selling opportunities. The Company expects that $133.7 million of goodwill from this acquisition will be deductible for income tax purposes.
The estimated useful lives and fair values of the identifiable intangible assets acquired were as follows:

	Useful Life	Gross Value
		(in thousands)
Customer relationships	6.5 years	$37,400
Developed technology	5.0 years	33,600
Trademarks	2.0 years	500
Total identifiable intangible assets		$71,500
The weighted-average useful life of the intangible assets acquired was 5.8 years.
Customer relationships represent the estimated fair value of the underlying relationships with Identity Automation customers. Developed technology represents the estimated fair value of the features underlying the Identity Automation products as well as the platform supporting Identity Automation customers. Trademarks represent the estimated fair value of the Identity Automation brand.
Pro forma results of operations for this acquisition were not presented as the effects were not significant to our financial results.
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Note 5. Goodwill and other intangible assets
The change in the carrying amount of goodwill was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Goodwill, beginning of period	$891,050	$885,041	$882,593	$887,121
Goodwill acquired	155,634	—	155,634	—
Foreign currency translation adjustment	16,427	363	24,884	(1,717)
Goodwill, end of period	$1,063,111	$885,404	$1,063,111	$885,404
The gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	June 30, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Useful Life
	(in thousands)
Trademarks	2 - 8 years	$34,800	$32,790	$—	$2,010	0.3 years
Customer relationships	5 - 12 years	294,708	154,937	(447)	139,324	5.2 years
Developed technology	5 - 6.5 years	109,087	47,658	(2,806)	58,623	3.7 years
Non-competes	3 years	1,349	1,187	—	162	0.3 years
Intellectual property	5 years	270	65	—	205	3.8 years
Total intangible assets		$440,214	$236,637	$(3,253)	$200,324

	December 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Useful Life
	(in thousands)
Trademarks	8 years	$34,300	$30,584	$—	$3,716	0.8 years
Customer relationships	5 - 12 years	257,308	142,131	(1,993)	113,184	5.3 years
Developed technology	5 - 6.5 years	75,487	39,826	(5,352)	30,309	3.0 years
Non-competes	3 years	1,349	967	—	382	0.8 years
Intellectual property	5 years	270	38	—	232	4.3 years
Total intangible assets		$368,714	$213,546	$(7,345)	$147,823

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Amortization expense was $13.0 million and $10.1 million for the three months ended June 30, 2025 and 2024, respectively, and $22.7 million and $20.3 million for the six months ended June 30, 2025 and 2024, respectively.
The expected future amortization expense as of June 30, 2025 for intangible assets acquired in connection with the Identity Automation acquisition is as follows:

Years ending December 31:
2025 (remaining six months)	$6,362
2026	12,724
2027	12,536
2028	12,474
2029	12,474
Thereafter	11,749
Total amortization expense	$68,319
There were no impairments to goodwill or intangible assets during the three and six months ended June 30, 2025 and 2024.
Note 6. Leases
Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	June 30, 2025	December 31, 2024
		(in thousands)
Assets
Operating lease assets	Other assets	$17,881	$16,990

Liabilities
Operating lease liabilities – current	Accrued liabilities	$6,068	$5,079
Operating lease liabilities – non-current	Other liabilities	16,191	16,006
Total operating lease liabilities		$22,259	$21,085
Note 7. Commitments and contingencies
Hosting Services and Other Support Software Agreements
The Company has various contractual agreements for hosting services and other support software. In the second quarter of 2025, the Company entered into an amended contractual agreement with an unrelated party for hosting services, which includes a non-cancelable commitment of $147.3 million from the Company over the next three years. Any remaining commitments under the prior agreement were terminated upon the commencement date of the amended agreement.
Contingencies
From time to time, the Company is subject to various claims, charges, and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain claims. The Company had no material liabilities for contingencies as of June 30, 2025 or December 31, 2024. The results of any current or future litigation, proceedings, investigations, or inquiries cannot be predicted with certainty, and regardless of the outcome, litigation, proceedings, investigations, or inquiries can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 8. Debt
The following table summarizes the balances and availability of our 2026 Notes, 2025 Term Loan, and 2024 Revolving Credit Facility:

	Outstanding (1)		Unutilized Amount		Interest Rate				Maturity Date
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025		December 31, 2024
	(in thousands)
2026 Notes	$370,779	$369,514	N/A	N/A	0.125%		0.125%		Sept. 1, 2026
2025 Term Loan	397,691	N/A	N/A	N/A	6.322%		N/A		May 3, 2029
2024 Revolving Credit Facility	1,143	1,143	$173,857	$173,857	1.50%	(2)	1.50%	(2)	May 3, 2029
(1) Represents the net carrying amount of our 2026 Notes and 2025 Term Loan and outstanding letters of credit under the 2024 Revolving Credit Facility.
(2) Represents the rate on the outstanding letters of credit under the 2024 Revolving Credit Facility.
Convertible Senior Notes
On September 17, 2021, the Company issued $373.8 million aggregate principal amount of 0.125% 2026 Notes in a private offering. The initial conversion rate for the 2026 Notes is 20.0024 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $49.99 per share of common stock. As of June 30, 2025, the conditions allowing holders of the 2026 Notes to convert were not met.
The following table sets forth the interest expense related to the 2026 Notes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Contractual interest expense	$117	$117	$234	$234
Amortization of issuance costs	633	628	1,265	1,255
The effective interest rate on the 2026 Notes was 0.81% for both the three and six months ended June 30, 2025 and 2024. See Note 3 for additional information on the Company’s 2026 Notes.
Credit Agreement
On May 3, 2024, the Company entered into the 2024 Credit Agreement. The 2024 Credit Agreement provides for the 2024 Revolving Credit Facility of $175.0 million, which may be increased or decreased under specific circumstances, with a $40.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the 2024 Credit Agreement provides for the ability of the Company to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. On May 21, 2025, the Company entered into Amendment No. 1 to the 2024 Credit Agreement, which provided for the 2025 Term Loan in an aggregate principal amount of $400.0 million.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below summarizes the carrying value of the 2025 Term Loan:

June 30, 2025
(in thousands)
Principal amount	$400,000
Less: unamortized debt issuance costs	(2,309)
2025 Term Loan, net	$397,691
The 2025 Term Loan requires quarterly amortization payments of 1.250% of the initial aggregate principal amount for the quarters ending December 31, 2025 through September 30, 2027, 1.875% of the initial aggregate principal amount for the quarters ending December 31, 2027 through September 30, 2028, and 2.500% of the initial aggregate principal amount for the quarters ending December 31, 2028 through March 31, 2029, with any remaining outstanding amount payable in full on the maturity date.
The 2024 Revolving Credit Facility and 2025 Term Loan are due on May 3, 2029 and are subject to a springing maturity date on or after June 2, 2026 in the event of certain conditions as described in the 2024 Credit Agreement, as amended. The 2024 Credit Agreement, as amended, contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants, and events of default. We were in compliance with such covenants as of both June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, debt issuance costs related to the 2024 Credit Agreement of $1.4 million and $1.6 million, respectively, were included in other assets in the condensed consolidated balance sheets.
Maturities of the 2025 Term Loan as of June 30, 2025 were as follows:

Years ending December 31:
2025	$5,000
2026	20,000
2027	22,500
2028	32,500
2029	320,000
$400,000
Borrowings under the 2025 Term Loan may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs. Borrowings under the 2025 Term Loan are subject to repayment with the Excess Net Cash Proceeds received from certain non-ordinary course Disposition or Recovery Events (each term as defined in Amendment No. 1 to the 2024 Credit Agreement).
The interest rate applicable to the 2025 Term Loan is equal to the Term SOFR Rate, subject to a 0% floor, plus the Applicable Rate. The Applicable Rate for the 2025 Term Loan ranges from 2.00% to 2.75% per annum, in each case, based on the Senior Secured Net Leverage Ratio (each term as defined in Amendment No. 1 to the 2024 Credit Agreement). Interest expense related to the 2025 Term Loan was $2.9 million for the three and six months ended June 30, 2025.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9. Stock-based compensation
The Company recognized stock-based compensation expense for all equity arrangements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$3,462	$2,983	$6,523	$5,611
Services	407	451	797	863
Sales and marketing	8,386	8,285	15,560	14,674
Research and development	7,087	6,969	13,418	12,400
General and administrative	8,470	7,595	15,909	13,314
	$27,812	$26,283	$52,207	$46,862
Equity Incentive Plans
Return Target Options
The table below summarizes return target option activity for the six months ended June 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	2,265,275	$6.66	3.7	$16,740
Exercised	(48,284)	6.05		211
Outstanding, June 30, 2025	2,216,991	$6.67	3.2	$6,289
Options exercisable at June 30, 2025	2,216,991	$6.67	3.2	$6,289
Vested or expected to vest at June 30, 2025	2,216,991	$6.67	3.2	$6,289
Service-Based Options
The table below summarizes the service-based option activity for the six months ended June 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	757,343	$5.52	3.0	$6,464
Exercised	(13,716)	5.49		68
Outstanding, June 30, 2025	743,627	$5.52	2.5	$2,970
Options exercisable at June 30, 2025	743,627	$5.52	2.5	$2,970
Vested or expected to vest at June 30, 2025	743,627	$5.52	2.5	$2,970

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Stock Units
RSU activity for the six months ended June 30, 2025 was as follows:

	Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding, December 31, 2024	11,737,145	$20.73
Granted	7,588,093	12.98
Vested	(3,099,413)	22.24
Forfeited	(714,482)	19.40
Outstanding, June 30, 2025	15,511,343	$16.70
RSUs under the 2020 Plan generally vest ratably on an annual basis over four years. There was $213.6 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.9 years as of June 30, 2025. The total fair value of RSUs vested during the six months ended June 30, 2025 was $68.9 million.
Note 10. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(20,875)	$(19,262)	$(20,346)	$(39,786)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	132,236,895	127,911,770	131,047,901	127,603,390

Net loss per share, basic	$(0.16)	$(0.15)	$(0.16)	$(0.31)
Net loss per share, diluted	$(0.16)	$(0.15)	$(0.16)	$(0.31)
Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period without consideration for potentially dilutive securities. Because we have reported a net loss for the three and six months ended June 30, 2025 and 2024, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share given that the potentially dilutive shares would have been anti-dilutive if included in the calculation.
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an anti-dilutive impact:

	As of June 30,
	2025	2024
Stock options outstanding	2,960,618	3,339,869
Unvested restricted stock units	15,511,343	12,732,219
Shares related to the 2026 Notes	7,475,897	7,475,897
Shares committed under the 2021 ESPP	267,594	206,184
Total potentially dilutive securities	26,215,452	23,754,169

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 11.     Income taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The following table presents provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Loss before income tax provision	$(17,258)	$(17,896)	$(16,905)	$(37,377)
Income tax provision	(3,617)	(1,366)	(3,441)	(2,409)
Effective tax rate	(21.0)%	(7.6)%	(20.4)%	(6.4)%
The difference between the statutory rate and the Company’s effective tax rate for the three and six months ended June 30, 2025 was primarily due to the BEAT, the Identity Automation acquisition, and valuation allowances on U.S. and UK tax assets. The Tax Cuts and Jobs Act of 2017 introduced the BEAT, which is essentially a minimum tax on certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates. Prior to the first quarter of 2025, the Company was not subject to the BEAT. The difference between the statutory rate and the Company’s effective tax rate for the three and six months ended June 30, 2024 was primarily due to valuation allowances on U.S. and UK tax assets. The effective tax rate for all periods were also impacted by state taxes and earnings realized in foreign jurisdictions.
On July 4, 2025, the OBBB was enacted into law. The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The Company is still in the process of analyzing the OBBB and its impact on its financial statements and will reflect any impact in the period of enactment.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 12. Segment and geographic information
Segment Information
Our CODM is our CEO, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment. The following table provides significant segment information regularly provided to our CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$176,501	$153,016	$344,122	$305,139
Less:
Adjusted cost of revenue (1)	34,921	28,124	65,348	56,582
Adjusted sales and marketing expense (2)	55,150	52,532	106,513	104,743
Adjusted research and development expense (3)	31,136	27,517	59,475	55,129
Adjusted general and administrative expense (4)	21,802	21,307	41,652	43,017
Segment operating income	33,492	23,536	71,134	45,668

Adjustments and reconciling items:
Amortization expense	13,045	10,139	22,734	20,349
Stock-based compensation	27,812	26,283	52,207	46,862
Acquisition-related expense	2,582	2,386	4,636	4,774
Offering costs	—	872	—	872
Payroll taxes related to stock-based compensation	301	330	2,176	1,618
System transformation costs	3,199	2,344	6,428	4,213
Restructuring and other cost optimization charges	1,533	1,086	2,089	8,190
Extraordinary legal settlements and non-recurring litigation costs	—	64	—	(133)
Consolidated operating loss	$(14,980)	$(19,968)	$(19,136)	$(41,077)
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
(4) Adjusted general and administrative expense includes general and administrative expense in accordance with GAAP adjusted for stock-based compensation expense, acquisition-related expense, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, and extraordinary legal settlements and non-recurring litigation costs.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our CODM does not review segment asset information for purposes of making operating decisions, assessing financial performance, or allocating resources.
Geographic Information
Revenue by geographic region as determined based on the location where the sale originated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
The Americas (1)	$117,490	$101,602	$226,746	$203,218
Europe, the Middle East, India, and Africa	43,945	39,297	87,391	78,310
Asia Pacific	15,066	12,117	29,985	23,611
	$176,501	$153,016	$344,122	$305,139
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
The Company incurred restructuring charges for the workforce reduction plan of $8.0 million for the six months ended June 30, 2024, of which $6.5 million was recorded in sales and marketing expenses, $0.7 million was recorded in research and development expenses, and $0.8 million was recorded in general and administrative expenses on the condensed consolidated statement of operations. Restructuring charges incurred for the workforce reduction plan for the three months ended June 30, 2024 and the three and six months ended June 30, 2025 were not material.
The following table summarizes our restructuring liability included in accrued liabilities in the condensed consolidated balance sheet (in thousands):

Balance, December 31, 2024	$1,229
Restructuring charges	103
Cash payments	(1,332)
Balance, June 30, 2025	$—
Note 14. Subsequent events
On July 15, 2025, the Company announced its strategic reinvestment plan, which is intended to reduce operating costs, improve operating margins, allow for strategic reinvestment, and continue advancing the Company’s ongoing commitment to profitable growth. The strategic reinvestment plan is expected to impact approximately 6.4% of the Company’s full-time employees.
The Company currently estimates that it will incur charges of approximately $11.0 million to $12.5 million in connection with the strategic reinvestment plan, consisting of cash expenditures for notice period and severance payments, employee benefits, and related costs. The Company expects that the majority of the charges will be incurred in the third quarter of 2025 and that the execution of the strategic reinvestment plan will be substantially complete by the end of the fourth quarter of 2025, subject to local law and consultation requirements.

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
•our ability to attract and retain highly qualified personnel, including as a result of our recent strategic reinvestment plan;
•the ability of Jamf Nation to thrive and grow as we expand our business and the potential impact of inaccurate, incomplete, or misleading content that is posted on Jamf Nation;
•our ability to offer high-quality support;
•risks and uncertainties associated with acquisitions, divestitures, and strategic investments, including our ability to integrate our recent acquisition of Identity Automation;
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
On April 1, 2025, the Company completed its acquisition of Identity Automation. Identity Automation is a dynamic identity and access management platform for industries that are defined by frequent role adjustments, such as education and healthcare. With Identity Automation, Jamf is able to combine identity with device access in one unique solution, helping ensure secure devices and application access. We financed the acquisition with cash on hand. See Note 4 of our condensed consolidated financial statements for more information.
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
Strategic reinvestment plan. On July 15, 2025, the Company announced its strategic reinvestment plan, which is intended to reduce operating costs, improve operating margins, allow for strategic reinvestment, and continue advancing the Company’s ongoing commitment to profitable growth. The strategic reinvestment plan is expected to impact approximately 6.4% of the Company’s full-time employees. The Company currently estimates that it will incur charges of approximately $11.0 million to $12.5 million in connection with the strategic reinvestment plan, consisting of cash expenditures for notice period and severance payments, employee benefits, and related costs. The Company expects that the majority of the charges will be incurred in the third quarter of 2025 and that the execution of the strategic reinvestment plan will be substantially complete by the end of the fourth quarter of 2025, subject to local law and consultation requirements. The Company may also incur charges and expenditures not currently contemplated due to unanticipated events that may occur in connection with the strategic reinvestment plan.
Key Business Metrics
In addition to our GAAP financial information, we review several operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Annual Recurring Revenue
ARR represents the annualized value of all subscription and support and maintenance contracts as of the end of the period. ARR mitigates fluctuations due to seasonality, contract term, and the sales mix of subscriptions for term-based licenses and SaaS. Beginning in the second quarter of 2025, ARR is calculated using the current period exchange rate. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.
Our ARR was $710.0 million and $621.7 million as of June 30, 2025 and 2024, respectively, which is an increase of 14% year-over-year. The growth in our ARR was primarily driven by the acquisition of Identity Automation, device expansion, cross-selling additional solutions to our installed customer base, and the addition of new customers.
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
We calculate dollar-based net retention rate as of a period end by starting with Prior Period ARR. We then calculate the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing twelve months ended June 30, 2025 does not include Identity Automation since they have not been a part of our business for the full trailing twelve months.
Our dollar-based net retention rates were 103% and 106% for the trailing twelve months ended June 30, 2025 and 2024, respectively.
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

Interest (Expense) Income, Net
Interest (expense) income, net primarily consists of interest income earned on our cash and cash equivalents as well as interest charges and amortization of capitalized issuance costs related to our 2026 Notes and 2025 Term Loan.
Foreign Currency Transaction Gain
Foreign currency transaction gain includes gains and losses from transactions denominated in a currency other than the Company’s functional currency, the U.S. dollar.
Other Expense, Net
Other expense, net consists of an impairment loss recorded on a strategic investment in the second quarter of 2025.
Income Tax Provision
Income tax provision consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Subscription	$172,763	$149,428	$336,987	$297,781
Services	3,735	3,497	7,132	7,203
License	3	91	3	155
Total revenue	176,501	153,016	344,122	305,139
Cost of revenue:
Cost of subscription(1)(2)(3)(4)(5)(6) (exclusive of amortization expense shown below)	34,825	28,141	65,527	56,151
Cost of services(1)(2)(3)(4)(5)(6) (exclusive of amortization expense shown below)	4,299	3,619	7,848	7,389
Amortization expense	4,671	3,244	7,522	6,556
Total cost of revenue	43,795	35,004	80,897	70,096
Gross profit	132,706	118,012	263,225	235,043
Operating expenses:
Sales and marketing(1)(2)(3)(4)(5)(6)	64,231	61,905	123,943	126,687
Research and development(1)(2)(3)(4)(5)(6)	39,204	34,753	74,661	69,015
General and administrative(1)(2)(3)(4)(5)(6)(7)	35,877	34,427	68,545	66,625
Amortization expense	8,374	6,895	15,212	13,793
Total operating expenses	147,686	137,980	282,361	276,120
Loss from operations	(14,980)	(19,968)	(19,136)	(41,077)
Interest (expense) income, net	(1,621)	1,641	(293)	3,681
Foreign currency transaction gain	193	431	3,374	19
Other expense, net	(850)	—	(850)	—
Loss before income tax provision	(17,258)	(17,896)	(16,905)	(37,377)
Income tax provision	(3,617)	(1,366)	(3,441)	(2,409)
Net loss	$(20,875)	$(19,262)	$(20,346)	$(39,786)

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$3,462	$2,983	$6,523	$5,611
Services	407	451	797	863
Sales and marketing	8,386	8,285	15,560	14,674
Research and development	7,087	6,969	13,418	12,400
General and administrative	8,470	7,595	15,909	13,314
	$27,812	$26,283	$52,207	$46,862
(2) Includes payroll taxes related to stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$44	$45	$241	$182
Services	5	—	57	24
Sales and marketing	100	57	827	617
Research and development	76	57	546	359
General and administrative	76	171	505	436
	$301	$330	$2,176	$1,618
(3) Includes depreciation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$370	$307	$722	$605
Services	52	46	97	93
Sales and marketing	643	687	1,300	1,420
Research and development	466	449	931	893
General and administrative	250	251	536	509
	$1,781	$1,740	$3,586	$3,520
(4) Includes acquisition-related expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$61	$—	$61	$—
Services	—	88	—	167
Sales and marketing	77	—	77	—
Research and development	5	236	5	419
General and administrative	2,439	2,062	4,493	4,188
	$2,582	$2,386	$4,636	$4,774

(5) Includes system transformation costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$111	$72	$218	$104
Services	17	—	30	—
Sales and marketing	236	84	575	135
Research and development	141	—	282	—
General and administrative	2,694	2,188	5,323	3,974
	$3,199	$2,344	$6,428	$4,213
(6) Includes restructuring and other cost optimization charges as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$65	$(3)	$69	$7
Services	31	—	31	—
Sales and marketing	282	947	391	6,518
Research and development	759	(26)	935	708
General and administrative	396	168	663	957
	$1,533	$1,086	$2,089	$8,190
(7) General and administrative also includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Offering costs	$—	$872	$—	$872
Extraordinary legal settlements and non-recurring litigation costs	—	64	—	(133)

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(as a percentage of total revenue)
Revenue:
Subscription	98%	98%	98%	98%
Services	2	2	2	2
License	—	—	—	—
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	20	18	19	18
Cost of services (exclusive of amortization expense shown below)	2	2	2	2
Amortization expense	3	3	3	3
Total cost of revenue	25	23	24	23
Gross profit	75	77	76	77
Operating expenses:
Sales and marketing	36	40	36	41
Research and development	22	23	22	23
General and administrative	20	22	20	22
Amortization expense	5	5	4	4
Total operating expenses	83	90	82	90
Loss from operations	(8)	(13)	(6)	(13)
Interest (expense) income, net	(1)	1	—	1
Foreign currency transaction gain	—	—	1	—
Other expense, net	(1)	—	—	—
Loss before income tax provision	(10)	(12)	(5)	(12)
Income tax provision	(2)	(1)	(1)	(1)
Net loss	(12)%	(13)%	(6)%	(13)%

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
SaaS subscription and support and maintenance	$166,563	$146,101	$20,462	14%	$322,191	$288,507	$33,684	12%
On-premise subscription	6,200	3,327	2,873	86	14,796	9,274	5,522	60
Subscription revenue	172,763	149,428	23,335	16	336,987	297,781	39,206	13
Professional services	3,735	3,497	238	7	7,132	7,203	(71)	(1)
Perpetual licenses	3	91	(88)	(97)	3	155	(152)	(98)
Non-subscription revenue	3,738	3,588	150	4	7,135	7,358	(223)	(3)
Total revenue	$176,501	$153,016	$23,485	15%	$344,122	$305,139	$38,983	13%
For the three and six months ended June 30, 2025, total revenue increased as a result of higher subscription revenue. Subscription revenue accounted for 98% of total revenue for both the three and six months ended June 30, 2025 and 2024. The increase in subscription revenue was driven by the acquisition of Identity Automation, device expansion, cross-selling, and the addition of new customers.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$34,825	$28,141	$6,684	24%	$65,527	$56,151	$9,376	17%
Cost of services (exclusive of amortization expense show below)	4,299	3,619	680	19	7,848	7,389	459	6
Amortization expense	4,671	3,244	1,427	44	7,522	6,556	966	15
Total cost of revenue	$43,795	$35,004	$8,791	25%	$80,897	$70,096	$10,801	15%
Gross margin	75%	77%			76%	77%
Three months ended
For the three months ended June 30, 2025, cost of revenue increased primarily due to an increase in cost of subscription revenue and amortization expense. Cost of subscription revenue increased primarily due to a $3.4 million increase in employee compensation costs, a $1.0 million increase in computer hardware and software costs, a $0.7 million increase in third-party hosting costs, and a $0.5 million increase in stock-based compensation expense and related payroll taxes. Amortization expense increased primarily due to the increase in intangible assets from the Identity Automation acquisition.
Six months ended
For the six months ended June 30, 2025, cost of revenue increased due to an increase in cost of subscription revenue and amortization expense. Cost of subscription revenue increased primarily due to a $4.8 million increase in employee compensation costs, a $1.9 million increase in computer hardware and software costs, a $1.0 million increase in stock-based compensation expense and related payroll taxes, and a $0.5 million increase in outside services. Amortization expense increased primarily due to the increase in intangible assets from the Identity Automation acquisition.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$64,231	$61,905	$2,326	4%	$123,943	$126,687	$(2,744)	(2)%
Research and development	39,204	34,753	4,451	13	74,661	69,015	5,646	8
General and administrative	35,877	34,427	1,450	4	68,545	66,625	1,920	3
Amortization expense	8,374	6,895	1,479	21	15,212	13,793	1,419	10
Operating expenses	$147,686	$137,980	$9,706	7%	$282,361	$276,120	$6,241	2%
Three months ended
For the three months ended June 30, 2025, sales and marketing expenses increased primarily due to a $2.1 million increase in employee compensation costs.
For the three months ended June 30, 2025, research and development expenses increased primarily due to a $1.9 million increase in employee compensation costs, a $0.8 million increase in restructuring and other cost optimization charges, a $0.5 million increase in outside services, and a $0.4 million increase in third-party hosting costs.
For the three months ended June 30, 2025, general and administrative expenses increased primarily due to a $1.7 million increase in employee compensation costs, a $0.8 million increase in stock-based compensation expense and related payroll taxes, and a $0.5 million increase in system transformation costs, partially offset by a $0.9 million decrease in offering costs.
For the three months ended June 30, 2025, amortization expense increased primarily due to the increase in intangible assets from the Identity Automation acquisition.
Six months ended
For the six months ended June 30, 2025, sales and marketing expenses decreased primarily due to a $6.1 million decrease in restructuring and other cost optimization charges, partially offset by a $1.1 million increase in stock-based compensation and related payroll taxes, a $0.8 million increase in travel-related expenses, a $0.4 million increase in employee compensation costs, and a $0.4 million increase in system transformation costs.
For the six months ended June 30, 2025, research and development expenses increased primarily due to a $1.7 million increase in employee compensation costs, a $1.2 million increase in stock-based compensation and related payroll taxes, a $0.8 million increase in third-party hosting costs, a $0.6 million increase in computer hardware and software costs, and a $0.5 million increase in outside services.
For the six months ended June 30, 2025, general and administrative expenses increased primarily due to a $2.7 million increase in stock-based compensation expense and related payroll taxes, a $1.3 million increase in system transformation costs, and a $1.2 million increase in employee compensation costs, partially offset by a $1.1 million decrease in outside services, a $0.9 million decrease in offering costs, and a $0.3 million decrease in restructuring and other cost optimization charges.
For the six months ended June 30, 2025, amortization expense increased primarily due to the increase in intangible assets from the Identity Automation acquisition.
Interest (Expense) Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Interest (expense) income, net	$(1,621)	$1,641	$(3,262)	NM	$(293)	$3,681	$(3,974)	NM
NM Not Meaningful.

Three and six months ended
For the three and six months ended June 30, 2025, the change in interest (expense) income, net was primarily due to an increase in interest expense related to the 2025 Term Loan and a decrease in interest income due to lower earned interest rates.
Foreign Currency Transaction Gain

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Foreign currency transaction gain	$193	$431	$(238)	(55)%	$3,374	$19	$3,355	NM
NM Not Meaningful.
Six months ended
For the six months ended June 30, 2025, the change in foreign currency transaction gain was primarily due to the impact of changes in foreign currency exchange rates, primarily the GBP and EUR.
Other Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Other expense, net	$(850)	$—	$(850)	NM	$(850)	$—	$(850)	NM
NM Not Meaningful.
Three and six months ended
Other expense, net for the three and six months ended June 30, 2025 consists of an impairment loss recorded on a strategic investment. See Note 2 of our condensed consolidated financial statements for additional information.
Income Tax Provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Income tax provision	$(3,617)	$(1,366)	$(2,251)	NM	$(3,441)	$(2,409)	$(1,032)	43%
Effective tax rate	(21.0)%	(7.6)%			(20.4)%	(6.4)%
NM Not Meaningful.
Three and six months ended
The change in the effective tax rate for the three and six months ended June 30, 2025 compared to the prior year period was primarily due to the impact of the BEAT, which we were not subject to prior to the first quarter of 2025, partially offset by the impact of the Identity Automation acquisition. See Note 11 of our condensed consolidated financial statements for additional information.
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

Certain of these non-GAAP measures exclude amortization expense, stock-based compensation expense, foreign currency transaction gain, amortization of debt issuance costs, acquisition-related expense, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, impairment charges, and extraordinary legal settlements and non-recurring litigation costs. Acquisition-related expense includes acquisition and integration-related expenses which primarily consist of third-party expenses, such as legal and accounting fees, as well as expense recognized for deferred compensation related to the acquisition of dataJAR. System transformation costs are primarily associated with the implementation of updated sales software and software supporting our business including enterprise resource planning, as well as the implementation of other systems to upgrade processes, governance, and systems. System transformation costs include costs that were expensed as incurred and the amortization of capitalized costs. The transformation included a comprehensive redesign of our systems, including the quoting, contracting, and invoicing processes, and the systems and tools we use.
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
A reconciliation of non-GAAP gross profit to gross profit and non-GAAP gross profit margin to gross profit margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Gross profit	$132,706	$118,012	$263,225	$235,043
Amortization expense	4,671	3,244	7,522	6,556
Stock-based compensation	3,869	3,434	7,320	6,474
Acquisition-related expense	61	88	61	167
Payroll taxes related to stock-based compensation	49	45	298	206
System transformation costs	128	72	248	104
Restructuring and other cost optimization charges	96	(3)	100	7
Non-GAAP gross profit	$141,580	$124,892	$278,774	$248,557
Gross profit margin	75%	77%	76%	77%
Non-GAAP gross profit margin	80%	82%	81%	81%
Non-GAAP Operating Income and Non-GAAP Operating Income Margin
We use non-GAAP operating income and non-GAAP operating income margin, and believe it is useful for our investors, to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We define non-GAAP operating income as operating loss, adjusted for amortization expense, stock-based compensation expense, acquisition-related expense, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, and extraordinary legal settlements and non-recurring litigation costs. We define non-GAAP operating income margin as non-GAAP operating income as a percentage of total revenue.
A reconciliation of non-GAAP operating income to operating loss and non-GAAP operating income margin to operating loss margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating loss	$(14,980)	$(19,968)	$(19,136)	$(41,077)
Amortization expense	13,045	10,139	22,734	20,349
Stock-based compensation	27,812	26,283	52,207	46,862
Acquisition-related expense	2,582	2,386	4,636	4,774
Offering costs	—	872	—	872
Payroll taxes related to stock-based compensation	301	330	2,176	1,618
System transformation costs	3,199	2,344	6,428	4,213
Restructuring and other cost optimization charges	1,533	1,086	2,089	8,190
Extraordinary legal settlements and non-recurring litigation costs	—	64	—	(133)
Non-GAAP operating income	$33,492	$23,536	$71,134	$45,668
Operating loss margin	(8)%	(13)%	(6)%	(13)%
Non-GAAP operating income margin	19%	15%	21%	15%
Non-GAAP Net Income
We use non-GAAP net income, and believe it is useful for our investors, to understand and evaluate our operating performance and trends. We define non-GAAP net income as net loss, adjusted for income tax provision, amortization expense, stock-based compensation expense, foreign currency transaction gain, amortization of debt issuance costs, acquisition-related expense, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, impairment charges, and extraordinary legal settlements and non-recurring litigation costs, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. statutory tax rate.
We define non-GAAP income before income taxes as loss before income taxes adjusted for amortization expense, stock-based compensation expense, foreign currency transaction gain, amortization of debt issuance costs, acquisition-related expense, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, impairment charges, and extraordinary legal settlements and non-recurring litigation costs.
We define non-GAAP provision for income taxes as the current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. statutory tax rate.

A reconciliation of non-GAAP net income to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(20,875)	$(19,262)	$(20,346)	$(39,786)
Exclude: income tax provision	(3,617)	(1,366)	(3,441)	(2,409)
Loss before income tax provision	(17,258)	(17,896)	(16,905)	(37,377)
Amortization expense	13,045	10,139	22,734	20,349
Stock-based compensation	27,812	26,283	52,207	46,862
Foreign currency transaction gain	(193)	(431)	(3,374)	(19)
Amortization of debt issuance costs	794	708	1,519	1,397
Acquisition-related expense	2,582	2,386	4,636	4,774
Offering costs	—	872	—	872
Payroll taxes related to stock-based compensation	301	330	2,176	1,618
System transformation costs	3,199	2,344	6,428	4,213
Restructuring and other cost optimization charges	1,533	1,086	2,089	8,190
Impairment charges	850	—	850	—
Extraordinary legal settlements and non-recurring litigation costs	—	64	—	(133)
Non-GAAP income before income taxes	32,665	25,885	72,360	50,746
Non-GAAP provision for income taxes (1)	(7,839)	(6,212)	(17,366)	(12,179)
Non-GAAP net income	$24,826	$19,673	$54,994	$38,567
(1) In accordance with the SEC’s Non-GAAP Financial Measures Compliance and Disclosure Interpretation, the Company’s blended U.S. statutory rate of 24% is used as an estimate for the current and deferred income tax expense associated with our non-GAAP income before income taxes.
Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted for interest expense (income), net, provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, foreign currency transaction gain, acquisition-related expense, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, impairment charges, and extraordinary legal settlements and non-recurring litigation costs.
A reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(20,875)	$(19,262)	$(20,346)	$(39,786)
Interest expense (income), net	1,621	(1,641)	293	(3,681)
Provision for income taxes	3,617	1,366	3,441	2,409
Depreciation expense	1,781	1,740	3,586	3,520
Amortization expense	13,045	10,139	22,734	20,349
Stock-based compensation	27,812	26,283	52,207	46,862
Foreign currency transaction gain	(193)	(431)	(3,374)	(19)
Acquisition-related expense	2,582	2,386	4,636	4,774
Offering costs	—	872	—	872
Payroll taxes related to stock-based compensation	301	330	2,176	1,618
System transformation costs	3,199	2,344	6,428	4,213
Restructuring and other cost optimization charges	1,533	1,086	2,089	8,190
Impairment charges	850	—	850	—
Extraordinary legal settlements and non-recurring litigation costs	—	64	—	(133)
Adjusted EBITDA	$35,273	$25,276	$74,720	$49,188

Liquidity and Capital Resources
General
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $481.5 million, which were held for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions, as well as the available balance of the 2024 Revolving Credit Facility of $173.9 million. Our cash and cash equivalents are comprised of cash, money market deposit accounts, and money market funds with original maturities at the time of purchase of three months or less. Our cash and cash equivalents are held at a diversified portfolio of investment grade global banks and money market investments. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to make continued investments in supporting the growth of our business in the future.
A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2025, we had deferred revenue of $408.2 million, of which $350.9 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
On April 1, 2025, the Company acquired Identity Automation for total purchase consideration of $216.1 million, which included $176.1 million paid upon closing and deferred cash consideration of $40.0 million to be paid on October 1, 2025. The cash consideration paid upon closing was funded with the Company’s cash on hand.
As of June 30, 2025, there were $1.1 million in outstanding letters of credit under the 2024 Credit Agreement and $370.8 million outstanding on our 2026 Notes, which mature on September 1, 2026. On May 21, 2025, the Company entered into Amendment No. 1 to the 2024 Credit Agreement, which provided for the 2025 Term Loan in an aggregate principal amount of $400.0 million. See Note 8 of our condensed consolidated financial statements for additional information. The Company anticipates using the proceeds of the 2025 Term Loan, in its discretion, to (i) pay the deferred cash consideration in connection with the acquisition of Identity Automation, (ii) repurchase a portion of the 2026 Notes in open market repurchases or through privately negotiated transactions, (iii) pay fees, costs, and expenses incurred with the foregoing and Amendment No. 1 to the 2024 Credit Agreement, and (iv) finance working capital and other general corporate purposes.
Future Liquidity and Capital Resource Requirements
We believe our cash and cash equivalents, the 2024 Revolving Credit Facility, and cash provided by sales of our software solutions and services will be sufficient to meet our working capital and capital expenditure needs and debt service requirements for at least the next 12 months, as well as other known long-term cash requirements. Our future capital requirements will depend on many factors including our growth rate, market conditions, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may use cash to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights.
As of June 30, 2025, our principal commitments consist of obligations under our 2026 Notes, the 2025 Term Loan, contractual agreements for hosting services and other support software, operating leases for office space, and the deferred consideration in connection with the acquisition of Identity Automation. See Note 8 of our condensed consolidated financial statements for additional information on the commitments related to the 2025 Term Loan. Additionally, in the second quarter of 2025, the Company entered into an amended contractual agreement with an unrelated party for hosting services, which includes a non-cancelable commitment of $147.3 million over the next three years. Any remaining commitments under the prior agreement were terminated upon the commencement date of the amended agreement. Other than as described above, there have been no other material changes to our commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
In addition, as disclosed above, subject to the restrictions in our debt agreements, we may, at any time, and from time to time, repurchase 2026 Notes, or any other securities we may issue, in open market transactions, privately negotiated transactions, in exchange for property or other securities or otherwise. In addition, subject to the restrictions in our debt agreements and the terms of the 2026 Notes, we may redeem all or portions of such notes. Any repurchase or redemption decisions will be made after consideration of market conditions and liquidity needs and will be upon such terms and at such prices as we determine appropriate. However, there is no guarantee that a repurchase or redemption will take place.

Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing, and financing activities:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$41,784	$(1,591)
Net cash used in investing activities	(182,448)	(5,538)
Net cash provided by (used in) financing activities	394,566	(38,947)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(450)	(216)
Net increase (decrease) in cash, cash equivalents, and restricted cash	253,452	(46,292)
Cash, cash equivalents, and restricted cash, beginning of period	228,344	250,809
Cash, cash equivalents, and restricted cash, end of period	$481,796	$204,517
Cash paid for interest	$2,781	$420
Cash paid for purchases of equipment and leasehold improvements	3,857	2,733
Operating Activities
Our largest source of operating cash is cash collections from our subscription customers. Our primary use of cash from operating activities is employee-related expenditures, marketing expenses, and third-party hosting costs.
During the six months ended June 30, 2025, net cash provided by operating activities was $41.8 million compared to net cash used in operating activities of $1.6 million for the six months ended June 30, 2024. The change was primarily attributable to an increase in cash received from our customers, a $10.9 million decrease in cash paid for system transformation costs, and a $5.5 million decrease in cash paid for restructuring and other cost optimization charges, partially offset by a $2.6 million increase in cash paid for acquisition-related expenses and a $2.4 million increase in cash paid for interest.
Investing Activities
During the six months ended June 30, 2025, net cash used in investing activities was $182.4 million, an increase of $176.9 million compared to the six months ended June 30, 2024. The increase was primarily attributable to cash paid, net of cash acquired, of $175.6 million for the Identity Automation acquisition in the second quarter of 2025.
Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities was $394.6 million compared to net cash used in financing activities of $38.9 million for the six months ended June 30, 2024. The change was primarily attributable to proceeds from the 2025 Term Loan of $400.0 million in the second quarter of 2025 and $35.4 million paid for the repurchase and retirement of common stock in the prior year period.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2025. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2024 for a detailed discussion of our market risks.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
This quarterly report should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024. Except as set forth below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
We may lose key personnel and may be unable to attract and retain employees we need to support our operations and growth.
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
In July 2025, we announced a strategic reinvestment plan, which is intended to reduce operating costs, improve operating margins, allow for strategic reinvestment, and continue advancing our ongoing commitment to profitable growth. The strategic reinvestment plan is expected to impact approximately 6.4% of our full-time employees. The strategic reinvestment plan, or any similar actions taken in the future, could negatively impact our ability to attract, integrate, retain, and motivate key employees.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements
On June 10, 2025, Jeff Lendino, the Company’s Chief Legal Officer, terminated his previously disclosed trading plan intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) of the Exchange Act, originally adopted on October 1, 2024 for the sale of up to 105,159 shares of the Company's common stock. The plan was originally scheduled to terminate on June 30, 2025.
Resignation of Chief Accounting Officer
Effective August 15, 2025, Anthony Grabenau has resigned from his role as the Company’s Chief Accounting Officer and principal accounting officer. Mr. Grabenau has accepted a chief accounting officer position at another company and his departure is not related to the Company's financial or operating results or to any disagreements with the Company regarding the Company’s financial, operational, accounting or reporting policies or practices. Upon Mr. Grabenau’s departure, David Rudow, the Company’s Chief Financial Officer, will assume the role of the Company’s principal accounting officer. Mr. Rudow, age 56, was appointed the Company’s Chief Financial Officer effective November 28, 2024. Additional biographical information for Mr. Rudow may be found in the Current Report on Form 8-K filed by the Company on September 23, 2024.

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

10.1
Incremental Facility Amendment No. 1, dated as of May 21, 2025, by and among JAMF Holdings, Inc., as borrower, Juno Intermediate, Inc., as a guarantor, Juno Parent, LLC, as a guarantor, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (together with conformed copy of the Credit Agreement) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 27, 2025).

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

JAMF HOLDING CORP. (Registrant)

Date: August 7, 2025	By:	/s/ Anthony Grabenau
Anthony Grabenau
Chief Accounting Officer (Principal Accounting Officer)