Form 10-Q
period 2025-09-30
Jamf Holding Corp.
filed 2025-11-10
CIK 1721947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 22, 2025, the registrant had 133,222,453 shares of common stock, $0.001 par value, outstanding.

JAMF HOLDING CORP.

GLOSSARY
We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q. These terms are defined below. Jamf Holding Corp. and its wholly owned subsidiaries, collectively, are referred to as the “Company,” “we,” “us,” or “our.”

Term	Definition
2020 Plan	Jamf Holding Corp. Omnibus Incentive Plan
2021 ESPP	Jamf Holding Corp. 2021 Employee Stock Purchase Plan
2024 Credit Agreement	Credit agreement, dated as of May 3, 2024
2024 Revolving Credit Facility	Revolving credit facility available under the 2024 Credit Agreement
2025 Term Loan	Term loan facility incurred under the 2025 Credit Agreement Amendment
2026 Notes	Convertible Senior Notes due 2026
Amendment No. 1 to the 2024 Credit Agreement	Incremental Facility Amendment No. 1 to the 2024 Credit Agreement, dated as of May 21, 2025
ARR	Annual Recurring Revenue
AWS	Amazon Web Services
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASU	Accounting Standards Update
BEAT	Base erosion and anti-abuse tax
Board	Board of Directors of the Company
CCA	Cloud computing arrangement
CEO	Chief executive officer
CODM	Chief operating decision maker
Current Period ARR	ARR from the same cohort of customers used to calculate Prior Period ARR as of the current period end
dataJAR	Data Jar Ltd.
dataJAR Purchase Agreement	Share Purchase Agreement, dated as of July 13, 2023, entered into in connection with the acquisition of dataJAR
Effective Time	Effective time of the Merger, subject to the terms and conditions as set forth in the Merger Agreement
EUR	Euro
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Francisco Partners	Francisco Partners Management, L.P.
GAAP	U.S. generally accepted accounting principles
GBP	British pound sterling
Identity Automation	Identity Automation Systems, LLC
Identity Automation Purchase Agreement	Unit Purchase Agreement, dated as of March 3, 2025, entered into in connection with the acquisition of Identity Automation
IT	Information technology
Merger	Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent
Merger Agreement	Agreement and Plan of Merger, dated as of October 28, 2025, by and among Jamf Holding Corp., Jawbreaker Parent, Inc. and Jawbreaker Merger Sub, Inc.
Merger Sub	Jawbreaker Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent
MSP	Managed services provider
OBBBA	One Big Beautiful Bill Act
Parent	Jawbreaker Parent, Inc., a Delaware corporation
Prior Period ARR	ARR from the cohort of all customers as of 12 months prior to period end
R&D	Research and development
RSU	Restricted stock unit
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
SMBs	Small-to-medium-sized businesses
SOFR	Secured Overnight Financing Rate
UK	United Kingdom
U.S.	United States
Vista	Vista Equity Partners, LLC and its affiliates
Voting Agreements
Voting agreements, dated as of October 28, 2025, entered in connection with the execution of the Merger Agreement with: (i) certain investment funds affiliated with Vista and (ii) John Strosahl and Dean Hager

ZecOps	ZecOps, Inc.

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements
JAMF HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$547,194	$224,680
Trade accounts receivable, net of allowances of $528 and $577 at September 30, 2025 and December 31, 2024, respectively	154,680	138,791
Deferred contract costs	29,344	27,958
Prepaid expenses	24,688	12,679
Other current assets	21,306	20,549
Total current assets	777,212	424,657
Equipment and leasehold improvements, net	17,929	19,321
Goodwill	1,057,686	882,593
Other intangible assets, net	186,125	147,823
Deferred contract costs, non-current	57,420	59,663
Other assets	42,801	46,172
Total assets	$2,139,173	$1,580,229
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,461	$18,405
Accrued liabilities	101,375	68,363
Income taxes payable	374	1,014
Deferred revenue	380,186	333,573
Convertible senior notes, net, current	371,413	—
Term loan, net, current	20,000	—
Total current liabilities	893,809	421,355
Deferred revenue, non-current	60,308	52,136
Deferred tax liability, net	4,804	5,180
Convertible senior notes, net, non-current	—	369,514
Term loan, net, non-current	377,841	—
Other liabilities	15,693	16,061
Total liabilities	1,352,455	864,246
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 133,053,221 and 129,376,245 shares issued at September 30, 2025 and December 31, 2024, respectively; 133,053,221 and 129,332,030 shares outstanding at September 30, 2025 and December 31, 2024, respectively	125	125
Treasury stock, at cost; 0 and 44,215 shares at September 30, 2025 and December 31, 2024, respectively	—	(741)
Additional paid-in capital	1,346,005	1,269,264
Accumulated other comprehensive loss	(11,948)	(30,060)
Accumulated deficit	(547,464)	(522,605)
Total stockholders’ equity	786,718	715,983
Total liabilities and stockholders’ equity	$2,139,173	$1,580,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Subscription	$179,610	$156,070	$516,597	$453,851
Services	3,884	3,192	11,016	10,395
License	—	24	3	179
Total revenue	183,494	159,286	527,616	464,425
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	35,040	29,149	100,567	85,300
Cost of services (exclusive of amortization expense shown below)	4,258	3,831	12,106	11,220
Amortization expense	4,680	3,048	12,202	9,604
Total cost of revenue	43,978	36,028	124,875	106,124
Gross profit	139,516	123,258	402,741	358,301
Operating expenses:
Sales and marketing	60,931	60,056	184,874	186,743
Research and development	38,621	35,977	113,282	104,992
General and administrative	35,006	36,136	103,551	102,761
Amortization expense	8,374	6,948	23,586	20,741
Total operating expenses	142,932	139,117	425,293	415,237
Loss from operations	(3,416)	(15,859)	(22,552)	(56,936)
Interest (expense) income, net	(2,347)	1,574	(2,640)	5,255
Foreign currency transaction (loss) gain	(598)	3,354	2,776	3,373
Other expense, net	—	—	(850)	—
Loss before income tax benefit (provision)	(6,361)	(10,931)	(23,266)	(48,308)
Income tax benefit (provision)	1,848	(1,310)	(1,593)	(3,719)
Net loss	$(4,513)	$(12,241)	$(24,859)	$(52,027)

Net loss per share, basic	$(0.03)	$(0.10)	$(0.19)	$(0.41)
Net loss per share, diluted	$(0.03)	$(0.10)	$(0.19)	$(0.41)

Weighted-average shares used to compute net loss per share, basic	132,899,730	127,995,266	131,671,961	127,736,456
Weighted-average shares used to compute net loss per share, diluted	132,899,730	127,995,266	131,671,961	127,736,456
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(4,513)	$(12,241)	$(24,859)	$(52,027)
Other comprehensive (loss) income
Foreign currency translation adjustments	(6,555)	13,143	18,112	11,642
Total other comprehensive (loss) income	(6,555)	13,143	18,112	11,642
Comprehensive (loss) income	$(11,068)	$902	$(6,747)	$(40,385)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Three Months Ended September 30, 2025:

Balance, June 30, 2025	132,725,824	$125	$—	$1,323,383	$(5,393)	$(542,951)	$775,164
Exercise of stock options	89,950	—	—	684	—	—	684
Vesting of restricted stock units	237,447	—	—	—	—	—	—
Stock-based compensation	—	—	—	21,938	—	—	21,938
Foreign currency translation adjustments	—	—	—	—	(6,555)	—	(6,555)
Net loss	—	—	—	—	—	(4,513)	(4,513)
Balance, September 30, 2025	133,053,221	$125	$—	$1,346,005	$(11,948)	$(547,464)	$786,718

Three Months Ended September 30, 2024:

Balance, June 30, 2024	127,466,599	$124	$—	$1,214,340	$(28,278)	$(493,936)	$692,250
Exercise of stock options	317,251	1	—	1,969	—	—	1,970
Vesting of restricted stock units	487,936	—	—	—	—	—	—
Stock-based compensation	—	—	—	25,407	—	—	25,407
Foreign currency translation adjustments	—	—	—	—	13,143	—	13,143
Net loss	—	—	—	—	—	(12,241)	(12,241)
Balance, September 30, 2024	128,271,786	$125	$—	$1,241,716	$(15,135)	$(506,177)	$720,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

	Number of Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Nine Months Ended September 30, 2025:

Balance, December 31, 2024	129,332,030	$125	$(741)	$1,269,264	$(30,060)	$(522,605)	$715,983
Exercise of stock options	151,950	—	—	1,052	—	—	1,052
Vesting of restricted stock units	3,336,860	—	741	(741)	—	—	—
Issuance of common stock under the employee stock purchase plan	232,381	—	—	2,285	—	—	2,285
Stock-based compensation	—	—	—	74,145	—	—	74,145
Foreign currency translation adjustments	—	—	—	—	18,112	—	18,112
Net loss	—	—	—	—	—	(24,859)	(24,859)
Balance, September 30, 2025	133,053,221	$125	$—	$1,346,005	$(11,948)	$(547,464)	$786,718

Nine Months Ended September 30, 2024:

Balance, December 31, 2023	126,938,102	$126	$—	$1,162,993	$(26,777)	$(418,795)	$717,547
Repurchase and retirement of common stock	(2,000,000)	(2)	—	—	—	(35,355)	(35,357)
Exercise of stock options	620,889	1	—	3,725	—	—	3,726
Vesting of restricted stock units	2,503,748	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	209,047	—	—	2,729	—	—	2,729
Stock-based compensation	—	—	—	72,269	—	—	72,269
Foreign currency translation adjustments	—	—	—	—	11,642	—	11,642
Net loss	—	—	—	—	—	(52,027)	(52,027)
Balance, September 30, 2024	128,271,786	$125	$—	$1,241,716	$(15,135)	$(506,177)	$720,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(24,859)	$(52,027)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	41,691	35,683
Amortization of deferred contract costs	23,122	19,791
Amortization of capitalized CCA implementation costs	4,815	1,065
Amortization of debt issuance costs	2,396	2,119
Non-cash lease expense	3,427	4,235
Provision for credit losses and returns	722	173
Stock-based compensation	74,145	72,269
Deferred income tax benefit	(1,577)	(363)
Other	(1,541)	(4,462)
Changes in operating assets and liabilities:
Trade accounts receivable	(14,317)	(5,796)
Prepaid expenses and other assets	(14,645)	(18,690)
Deferred contract costs	(21,769)	(26,235)
Accounts payable	1,300	(4,059)
Accrued liabilities	(6,342)	(6,957)
Income taxes payable	(975)	200
Deferred revenue	41,789	4,521
Other liabilities	49	49
Net cash provided by operating activities	107,431	21,516
Investing activities
Acquisitions, net of cash acquired	(175,608)	—
Purchases of equipment and leasehold improvements	(4,575)	(6,674)
Purchase of investments	(3,000)	(2,500)
Other	41	(303)
Net cash used in investing activities	(183,142)	(9,477)
Financing activities
Proceeds from term loan	400,000	—
Debt issuance costs	(2,202)	(1,549)
Cash paid for offering costs	—	(872)
Payment of acquisition-related holdback	(3,600)	(6,811)
Repurchase and retirement of common stock	—	(35,357)
Proceeds from the exercise of stock options	1,052	3,726
Net cash provided by (used in) financing activities	395,250	(40,863)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(433)	102
Net increase (decrease) in cash, cash equivalents, and restricted cash	319,106	(28,722)
Cash, cash equivalents, and restricted cash, beginning of period	228,344	250,809
Cash, cash equivalents, and restricted cash, end of period	$547,450	$222,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMF HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$9,815	$727
Income taxes, net of refunds	4,436	3,752
Non-cash activities:
Employee stock purchase plan	2,285	2,729
Operating lease assets obtained in exchange for operating lease liabilities	3,192	4,641
Deferred cash consideration accrued but not paid	40,000	—
Purchases of equipment and leasehold improvements accrued but not paid	117	851
Debt issuance costs accrued but not paid	175	—

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$547,194	$218,426
Restricted cash included in other current assets	256	3,661
Total cash, cash equivalents, and restricted cash	$547,450	$222,087
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
Unaudited interim condensed consolidated financial information
The interim condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations, of comprehensive income (loss), and of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, and the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2024 was derived from our audited consolidated financial statements that were included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company. All adjustments made were of a normal recurring nature. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future period.
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
Note 2. Summary of significant accounting policies
The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies during the three and nine months ended September 30, 2025. The following describes the impact of certain policies.

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
Disaggregation of Revenue
The Company separates revenue into subscription and non-subscription categories to disaggregate the revenue that is term-based and renewable from the revenue that is one-time in nature. Revenue from subscription and non-subscription contractual arrangements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
SaaS subscription and support and maintenance	$169,082	$151,485	$491,273	$439,992
On-premise subscription	10,528	4,585	25,324	13,859
Subscription revenue	179,610	156,070	516,597	453,851
Professional services	3,884	3,192	11,016	10,395
Perpetual licenses	—	24	3	179
Non-subscription revenue	3,884	3,216	11,019	10,574
Total revenue	$183,494	$159,286	$527,616	$464,425
Contract Balances
Contract liabilities consist of customer billings in advance of revenue being recognized. The Company invoices its customers for subscription, support and maintenance, and services in advance. Changes in contract liabilities, including revenue earned during the period from the beginning contract liability balance and new deferrals of revenue during the period, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of the period	$408,190	$370,206	$385,709	$373,432
Acquisitions	—	—	11,685	—
Revenue earned	(136,221)	(126,921)	(305,566)	(287,082)
Deferral of revenue	174,719	140,159	354,860	297,094
Other (1)	(6,194)	(5,227)	(6,194)	(5,227)
Balance, end of the period	$440,494	$378,217	$440,494	$378,217
(1) Includes contract assets netted against contract liabilities on a contract-by-contract basis.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts to be invoiced. As of September 30, 2025, the Company had $653.0 million of remaining performance obligations, with 68% expected to be recognized as revenue over the succeeding 12 months, and the remainder generally expected to be recognized over the three years thereafter.
Deferred Contract Costs
Sales commissions, as well as associated payroll taxes and retirement plan contributions (together, “contract costs”), that are incremental to the acquisition of customer contracts are capitalized using a portfolio approach as deferred contract costs in the condensed consolidated balance sheets when the period of benefit is determined to be greater than one year.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Total amortization of contract costs was $7.8 million and $6.9 million for the three months ended September 30, 2025 and 2024, respectively, and $23.1 million and $19.8 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company periodically reviews these deferred contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit of these deferred contract costs. There were no impairment losses recorded during the three and nine months ended September 30, 2025 or 2024.
Cloud computing arrangements
Capitalized costs associated with the implementation of CCAs were as follows:

Balance Sheet Classification	September 30, 2025	December 31, 2024
	(in thousands)
Other current assets	$6,474	$6,418
Other assets	19,329	19,216
Capitalized cloud computing implementation costs, gross	25,803	25,634
Less: accumulated amortization	(7,486)	(2,669)
Capitalized cloud computing implementation costs, net	$18,317	$22,965
Amortization expense related to capitalized CCA implementation costs was $1.6 million and $4.8 million for the three and nine months ended September 30, 2025, respectively, and $1.1 million for both the three and nine months ended September 30, 2024.
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
Strategic investments
The Company’s strategic investments consist of non-marketable equity and debt instruments in privately held companies. The investments are recorded at cost, less any impairment, and included in other assets on the condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis and adjusts the carrying value accordingly. The fair value of these investments represents a Level 3 valuation as the assumptions used in valuing these investments are not directly or indirectly observable. As of September 30, 2025 and December 31, 2024, the balance of strategic investments was $7.7 million and $5.4 million, respectively. In the second quarter of 2025, the Company recorded a $0.9 million impairment loss in other expense, net on the condensed consolidated statement of operations as the fair value of the investment was lower than the carrying value. There were no other changes in the carrying value of the Company’s strategic investments during the three and nine months ended September 30, 2025 and 2024.
Recently issued accounting pronouncements not yet adopted
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update modernizes the accounting for internal-use software costs by removing all references to software development project stages and requiring entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the function intended. The standard is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods and can be applied retrospectively, prospectively to software costs incurred after the adoption date, or on a modified prospective basis. The Company is currently evaluating the effect the standard will have on its condensed consolidated financial statements.
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The fair value of these financial instruments were as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$400,589	$—	$—	$400,589
Total cash equivalents	$400,589	$—	$—	$400,589

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$133,523	$—	$—	$133,523
Total cash equivalents	$133,523	$—	$—	$133,523
The carrying value of accounts receivable and accounts payable approximate their fair value due to their short maturities and are excluded from the tables above.
Fair value measurements of other financial instruments
The following table presents the net carrying value and estimated fair value of the 2026 Notes, which are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2025		December 31, 2024
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$371,413	$359,267	$369,514	$341,981
As of September 30, 2025 and December 31, 2024, the difference between the net carrying value of the 2026 Notes and the principal amount of $373.8 million represents the unamortized debt issuance costs of $2.3 million and $4.2 million, respectively. As of September 30, 2025, the difference between the net carrying value of the 2025 Term Loan of $397.8 million and the principal amount of $400.0 million represents unamortized debt issuance costs of $2.2 million. See Note 8 for more information.
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Under the terms of the Identity Automation Purchase Agreement, Jamf acquired 100% of the equity interest in Identity Automation for total purchase consideration of $216.1 million, which included $176.1 million paid upon closing and deferred cash consideration of $40.0 million paid on October 1, 2025. The cash consideration paid upon closing was funded with the Company’s cash on hand.
Acquisition-related expenses were expensed as incurred and were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(in thousands)
Cost of revenue:
Subscription	$61	$61
Sales and marketing	77	77
Research and development	5	5
General and administrative	2,439	4,493
	$2,582	$4,636
The final purchase accounting allocations for the Identity Automation acquisition will be determined within one year from the acquisition date and depend on a number of factors, including the finalization of income tax effects of the opening balance sheet. In the third quarter of 2025, the Company recorded immaterial measurement period adjustments. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed and reflects all measurement period adjustments as of September 30, 2025 (in thousands):

Assets acquired:
Cash and cash equivalents	$473
Trade accounts receivable, net	1,517
Prepaid expenses and other current assets	1,531
Intangible assets acquired	71,200
Other assets	21
Liabilities assumed:
Accounts payable	(1,248)
Accrued liabilities	(50)
Income taxes payable	(286)
Deferred revenue	(11,685)
Deferred tax liability, net	(1,643)
Goodwill	156,251
Total purchase consideration	$216,081

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
The goodwill represents the excess of the purchase consideration over the fair value of the underlying net identifiable assets. The goodwill recognized in this acquisition is primarily attributable to the acquired assembled workforce and expected synergies in sales opportunities across complementary products, customers, and geographies and cross-selling opportunities. The Company expects that $134.0 million of goodwill from this acquisition will be deductible for income tax purposes.
The estimated useful lives and fair values of the identifiable intangible assets acquired were as follows:

	Useful Life	Gross Value
		(in thousands)
Customer relationships	6.5 years	$37,300
Developed technology	5.0 years	33,400
Trademarks	2.0 years	500
Total identifiable intangible assets		$71,200
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
In addition, the terms of the dataJAR Purchase Agreement provided for additional future payments to the sellers in the amount of up to £6.5 million (or approximately $8.4 million using the exchange rate on July 13, 2023) if certain key employees continued their employment with the Company through July 13, 2024. This expense was recognized on a straight-line basis over the requisite service period in general and administrative expenses in the condensed consolidated statement of operations. The Company recognized expense of $0.4 million and $4.5 million related to this agreement during the three and nine months

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
ended September 30, 2024, respectively. The Company paid £6.5 million (or approximately $8.4 million using the exchange rate on the date of payment) in deferred consideration related to this agreement to the sellers in the third quarter of 2024.
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
Note 5. Goodwill and other intangible assets
The change in the carrying amount of goodwill was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Goodwill, beginning of period	$1,063,111	$885,404	$882,593	$887,121
Goodwill acquired	—	—	155,634	—
Measurement period adjustments	617	—	617	—
Foreign currency translation adjustment	(6,042)	14,688	18,842	12,971
Goodwill, end of period	$1,057,686	$900,092	$1,057,686	$900,092
The gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	September 30, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Useful Life
	(in thousands)
Trademarks	2 - 8 years	$34,800	$33,925	$—	$875	0.7 years
Customer relationships	5 - 12 years	294,608	162,052	(791)	131,765	5.0 years
Developed technology	5 - 6.5 years	108,887	52,395	(3,252)	53,240	3.5 years
Non-competes	3 years	1,349	1,295	—	54	0.1 years
Intellectual property	5 years	270	79	—	191	3.5 years
Total intangible assets		$439,914	$249,746	$(4,043)	$186,125

	December 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Useful Life
	(in thousands)
Trademarks	8 years	$34,300	$30,584	$—	$3,716	0.8 years
Customer relationships	5 - 12 years	257,308	142,131	(1,993)	113,184	5.3 years
Developed technology	5 - 6.5 years	75,487	39,826	(5,352)	30,309	3.0 years
Non-competes	3 years	1,349	967	—	382	0.8 years
Intellectual property	5 years	270	38	—	232	4.3 years
Total intangible assets		$368,714	$213,546	$(7,345)	$147,823

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Amortization expense was $13.1 million and $10.0 million for the three months ended September 30, 2025 and 2024, respectively, and $35.8 million and $30.3 million for the nine months ended September 30, 2025 and 2024, respectively.
The expected future amortization expense as of September 30, 2025 for intangible assets acquired in connection with the Identity Automation acquisition is as follows:

Years ending December 31:
2025 (remaining three months)	$3,167
2026	12,668
2027	12,481
2028	12,419
2029	12,419
Thereafter	11,712
Total amortization expense	$64,866
There were no impairments to goodwill or intangible assets during the three and nine months ended September 30, 2025 and 2024.
Note 6. Leases
Supplemental balance sheet information related to the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	September 30, 2025	December 31, 2024
		(in thousands)
Assets
Operating lease assets	Other assets	$16,861	$16,990

Liabilities
Operating lease liabilities – current	Accrued liabilities	$6,011	$5,079
Operating lease liabilities – non-current	Other liabilities	14,646	16,006
Total operating lease liabilities		$20,657	$21,085
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
Contingencies
From time to time, the Company is subject to various claims, charges, and litigation. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain claims. The Company had no material liabilities for contingencies as of September 30, 2025 or December 31, 2024. The results of any current or future litigation, proceedings, investigations, or inquiries cannot be predicted with certainty, and regardless of the outcome, litigation, proceedings, investigations, or inquiries can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 8. Debt
The following table summarizes the balances and availability of our 2026 Notes, 2025 Term Loan, and 2024 Revolving Credit Facility:

	Outstanding (1)		Unutilized Amount		Interest Rate				Maturity Date
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025		December 31, 2024
	(in thousands)
2026 Notes	$371,413	$369,514	N/A	N/A	0.125%		0.125%		Sept. 1, 2026
2025 Term Loan	397,841	N/A	N/A	N/A	6.295%		N/A		May 3, 2029
2024 Revolving Credit Facility	1,152	1,143	$173,848	$173,857	1.50%	(2)	1.50%	(2)	May 3, 2029
(1) Represents the net carrying amount of our 2026 Notes and 2025 Term Loan and outstanding letters of credit under the 2024 Revolving Credit Facility.
(2) Represents the rate on the outstanding letters of credit under the 2024 Revolving Credit Facility.
Convertible Senior Notes
On September 17, 2021, the Company issued $373.8 million aggregate principal amount of 0.125% 2026 Notes in a private offering. The initial conversion rate for the 2026 Notes is 20.0024 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $49.99 per share of common stock. As of September 30, 2025, the conditions allowing holders of the 2026 Notes to convert were not met.
The following table sets forth the interest expense related to the 2026 Notes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Contractual interest expense	$116	$116	$350	$350
Amortization of issuance costs	634	629	1,899	1,884
The effective interest rate on the 2026 Notes was 0.81% for both the three and nine months ended September 30, 2025 and 2024. See Note 3 for additional information on the Company’s 2026 Notes.
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

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below summarizes the carrying value of the 2025 Term Loan:

September 30, 2025
(in thousands)
Principal amount	$400,000
Less: unamortized debt issuance costs	(2,159)
2025 Term Loan, net	$397,841
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
The 2024 Revolving Credit Facility and 2025 Term Loan are due on May 3, 2029 and are subject to a springing maturity date on or after June 2, 2026 in the event of certain conditions as described in the 2024 Credit Agreement, as amended. The 2024 Credit Agreement, as amended, contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants, and events of default. We were in compliance with such covenants as of both September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, debt issuance costs related to the 2024 Credit Agreement of $1.3 million and $1.6 million, respectively, were included in other assets in the condensed consolidated balance sheets.
Maturities of the 2025 Term Loan as of September 30, 2025 were as follows:

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
The interest rate applicable to the 2025 Term Loan is equal to the Term SOFR Rate, subject to a 0% floor, plus the Applicable Rate. The Applicable Rate for the 2025 Term Loan ranges from 2.00% to 2.75% per annum, in each case, based on the Senior Secured Net Leverage Ratio (each term as defined in Amendment No. 1 to the 2024 Credit Agreement). Interest expense related to the 2025 Term Loan was $6.4 million and $9.3 million for the three and nine months ended September 30, 2025, respectively.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9. Stock-based compensation
The Company recognized stock-based compensation expense for all equity arrangements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$3,228	$2,931	$9,751	$8,542
Services	445	445	1,242	1,308
Sales and marketing	5,267	7,887	20,827	22,561
Research and development	6,536	6,581	19,954	18,981
General and administrative	6,462	7,563	22,371	20,877
	$21,938	$25,407	$74,145	$72,269
Equity Incentive Plans
Return Target Options
The table below summarizes return target option activity for the nine months ended September 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	2,265,275	$6.66	3.7	$16,740
Exercised	(118,234)	7.33		293
Outstanding, September 30, 2025	2,147,041	$6.62	2.9	$8,753
Options exercisable at September 30, 2025	2,147,041	$6.62	2.9	$8,753
Vested or expected to vest at September 30, 2025	2,147,041	$6.62	2.9	$8,753
Service-Based Options
The table below summarizes the service-based option activity for the nine months ended September 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	757,343	$5.52	3.0	$6,464
Exercised	(33,716)	5.49		169
Outstanding, September 30, 2025	723,627	$5.52	2.1	$3,751
Options exercisable at September 30, 2025	723,627	$5.52	2.1	$3,751
Vested or expected to vest at September 30, 2025	723,627	$5.52	2.1	$3,751

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Stock Units
RSU activity for the nine months ended September 30, 2025 was as follows:

	Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding, December 31, 2024	11,737,145	$20.73
Granted	7,839,903	12.85
Vested	(3,336,860)	22.49
Forfeited	(1,769,338)	18.06
Outstanding, September 30, 2025	14,470,850	$16.38
RSUs under the 2020 Plan generally vest ratably on an annual basis over four years. There was $176.0 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.7 years as of September 30, 2025. The total fair value of RSUs vested during the nine months ended September 30, 2025 was $75.1 million.
Note 10. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(4,513)	$(12,241)	$(24,859)	$(52,027)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	132,899,730	127,995,266	131,671,961	127,736,456

Net loss per share, basic	$(0.03)	$(0.10)	$(0.19)	$(0.41)
Net loss per share, diluted	$(0.03)	$(0.10)	$(0.19)	$(0.41)
Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period without consideration for potentially dilutive securities. Because we have reported a net loss for the three and nine months ended September 30, 2025 and 2024, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share given that the potentially dilutive shares would have been anti-dilutive if included in the calculation.
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an anti-dilutive impact:

	As of September 30,
	2025	2024
Stock options outstanding	2,870,668	3,022,618
Unvested restricted stock units	14,470,850	12,230,551
Shares related to the 2026 Notes	7,475,897	7,475,897
Shares committed under the 2021 ESPP	210,348	184,042
Total potentially dilutive securities	25,027,763	22,913,108

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 11.     Income taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The following table presents benefit (provision) for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Loss before income tax benefit (provision)	$(6,361)	$(10,931)	$(23,266)	$(48,308)
Income tax benefit (provision)	1,848	(1,310)	(1,593)	(3,719)
Effective tax rate	29.1%	(12.0)%	(6.8)%	(7.7)%
The difference between the statutory rate and the Company’s effective tax rate for the three and nine months ended September 30, 2025 was primarily due to the BEAT and changes in the valuation allowances on U.S. and UK deferred income tax assets. The Tax Cuts and Jobs Act of 2017 introduced the BEAT, which is essentially a minimum tax on certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates. Prior to the first quarter of 2025, the Company was not subject to the BEAT. The difference between the statutory rate and the Company’s effective tax rate for the three and nine months ended September 30, 2024 was primarily due to valuation allowances on U.S. and UK tax assets. The effective tax rate for all periods were also impacted by state taxes and earnings realized in foreign jurisdictions.
On July 4, 2025, the OBBBA was enacted into law. The OBBBA introduced significant changes to the U.S. tax law, including the extension and modification of several key provisions of the Tax Cuts and Jobs Act. Significant changes include allowing for immediate expensing of U.S. R&D expenditures, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The immediate expensing of U.S. R&D expenditures had a favorable impact to the Company’s domestic tax liability during the three months ended September 30, 2025.

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
Our CODM is our CEO, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment. The following table provides significant segment information regularly provided to our CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$183,494	$159,286	$527,616	$464,425
Less:
Adjusted cost of revenue (1)	35,381	29,388	100,729	85,970
Adjusted sales and marketing expense (2)	48,471	51,551	154,984	156,294
Adjusted research and development expense (3)	31,286	28,964	90,761	84,093
Adjusted general and administrative expense (4)	21,118	21,695	62,770	64,712
Segment operating income	47,238	27,688	118,372	73,356

Adjustments and reconciling items:
Amortization expense	13,054	9,996	35,788	30,345
Stock-based compensation	21,938	25,407	74,145	72,269
Transaction-related costs	3,454	488	8,090	5,262
Offering costs	—	—	—	872
Payroll taxes related to stock-based compensation	44	632	2,220	2,250
System transformation costs	3,134	6,331	9,562	10,544
Restructuring and other cost optimization charges	9,030	682	11,119	8,872
Extraordinary legal settlements and non-recurring litigation costs	—	11	—	(122)
Consolidated operating loss	$(3,416)	$(15,859)	$(22,552)	$(56,936)
(1) Adjusted cost of revenue includes cost of revenue in accordance with GAAP adjusted for amortization expense, stock-based compensation expense, transaction-related costs, payroll taxes related to stock-based compensation, system transformation costs, and restructuring and other cost optimization charges.
(2) Adjusted sales and marketing expense includes sales and marketing expense in accordance with GAAP adjusted for stock-based compensation expense, transaction-related costs, payroll taxes related to stock-based compensation, system transformation costs, and restructuring and other cost optimization charges.
(3) Adjusted research and development expense includes research and development expense in accordance with GAAP adjusted for stock-based compensation expense, transaction-related costs, payroll taxes related to stock-based compensation, system transformation costs, and restructuring and other cost optimization charges.
(4) Adjusted general and administrative expense includes general and administrative expense in accordance with GAAP adjusted for stock-based compensation expense, transaction-related costs, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, and extraordinary legal settlements and non-recurring litigation costs.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our CODM does not review segment asset information for purposes of making operating decisions, assessing financial performance, or allocating resources.
Geographic Information
Revenue by geographic region as determined based on the location where the sale originated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
The Americas (1)	$122,005	$104,750	$348,751	$307,968
Europe, the Middle East, India, and Africa	45,774	41,399	133,165	119,709
Asia Pacific	15,715	13,137	45,700	36,748
	$183,494	$159,286	$527,616	$464,425
(1) The vast majority of our Americas revenue comes from the U.S.
Note 13. Restructuring activities
Strategic Reinvestment Plan
On July 15, 2025, the Company announced its strategic reinvestment plan, which is intended to reduce operating costs, improve operating margins, allow for strategic reinvestment, and continue advancing the Company’s ongoing commitment to profitable growth. The strategic reinvestment plan impacted approximately 6.4% of the Company’s full-time employees.
The Company incurred severance charges for the strategic reinvestment plan of $9.2 million for the nine months ended September 30, 2025, of which $6.9 million was recorded in sales and marketing expenses, $0.6 million was recorded in research and development expenses, and $1.7 million was recorded in general and administrative expenses on the condensed consolidated statement of operations.
The Company expects that the execution of the strategic reinvestment plan will be substantially complete by the end of the fourth quarter of 2025, subject to local law and consultation requirements. The following table summarizes our restructuring liability included in accrued liabilities in the condensed consolidated balance sheets (in thousands):

Balance, December 31, 2024	$—
Restructuring charges	9,215
Cash payments	(7,609)
Balance, September 30, 2025	$1,606
Workforce Reduction Plan
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
The Company incurred restructuring charges for the workforce reduction plan of $8.6 million for the nine months ended September 30, 2024, of which $6.5 million was recorded in sales and marketing expenses, $0.7 million was recorded in research and development expenses, and $1.4 million was recorded in general and administrative expenses on the condensed consolidated statement of operations. Restructuring charges incurred for the workforce reduction plan for the three months ended September 30, 2024 and the three and nine months ended September 30, 2025 were not material.

JAMF HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our restructuring liability included in accrued liabilities in the condensed consolidated balance sheet (in thousands):

Balance, December 31, 2024	$1,229
Restructuring charges	103
Cash payments	(1,332)
Balance, September 30, 2025	$—
Note 14. Subsequent events
Merger Agreement
On October 28, 2025, the Company entered into the Merger Agreement with Parent and Merger Sub. Parent and Merger Sub are affiliates of Francisco Partners. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent.
Upon the terms and subject to the conditions set forth in the Merger Agreement, each share of our common stock that is issued and outstanding as of immediately prior to the Effective Time (other than any shares held by the Company as treasury stock, owned by Parent or any of its subsidiaries (including Merger Sub), or any shares of our common stock as to which appraisal rights have been properly exercised in accordance with Delaware law) will be automatically cancelled, extinguished, and converted into the right to receive cash in an amount equal to $13.05, without interest thereon. The Merger is expected to close in the first quarter of 2026, subject to customary closing conditions and regulatory approvals including the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock. Upon consummation of the Merger, the Company will become a privately held company and our common stock will no longer be listed on any public market.
Voting Agreements
In connection with the execution of the Merger Agreement, Parent and the Company entered into the Voting Agreements with: (i) certain investment funds affiliated with Vista and (ii) John Strosahl and Dean Hager. Under the Voting Agreements, the shareholders party thereto have agreed to vote or execute consents with respect to all of their shares of our common stock in favor of the adoption of the Merger Agreement and approval of the Merger, subject to certain terms and conditions contained therein.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future events or operating or financial performance. For example, all statements we make relating to our expectations relating to the Merger and the transactions contemplated by the Merger Agreement, our estimated and projected costs, expenditures, cash flows, growth rates, and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•failure to obtain the required vote of our stockholders in connection with the Merger;
•the timing to consummate the Merger and the risk that the Merger may not be completed at all or the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement, including circumstances requiring a party to pay the other party a termination fee pursuant to the Merger Agreement;
•the risk that the conditions to closing of the Merger may not be satisfied or waived;
•the risk that a governmental or regulatory approval that may be required for the Merger is not obtained or is obtained subject to conditions that are not anticipated;
•potential litigation relating to, or other unexpected costs resulting from, the Merger;
•legislative, regulatory, and economic developments;
•risks that the Merger disrupts current plans and operations;
•the risk that certain restrictions during the pendency of the Merger may impact our ability to pursue certain business opportunities or strategic transactions;
•the diversion of management’s time on transaction-related issues;
•continued availability of capital and financing and rating agency actions;
•the risk that any announcements relating to the Merger could have adverse effects on the market price of our common stock, credit ratings, or operating results;
•the risk that the Merger and its announcement could have an adverse effect on our ability to retain and hire key personnel, to retain customers, and to maintain relationships with business partners, suppliers, and customers;
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
•risks related to regional instabilities and hostilities (including the impact of the wars in Israel and Eastern Europe and heightened tensions between China and Taiwan and any escalation of the foregoing), government trade or similar regulatory actions, and other general political conditions globally and in the markets in which we do business; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by our subsequent Quarterly Reports on Form 10-Q.
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
Pending Take-Private Merger
On October 28, 2025, the Company entered into the Merger Agreement with Parent and Merger Sub. Parent and Merger Sub are affiliates of Francisco Partners. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent.
Upon the terms and subject to the conditions set forth in the Merger Agreement, each share of our common stock that is issued and outstanding as of immediately prior to the Effective Time (other than any shares held by the Company as treasury stock, owned by Parent or any of its subsidiaries (including Merger Sub), or any shares of our common stock as to which appraisal rights have been properly exercised in accordance with Delaware law) will be automatically cancelled, extinguished, and converted into the right to receive cash in an amount equal to $13.05, without interest thereon. The Merger is expected to close in the first quarter of 2026, subject to customary closing conditions and regulatory approvals including the adoption of the

Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock. Upon consummation of the Merger, the Company will become a privately held company and our common stock will no longer be listed on any public market.
The Merger Agreement contains certain customary termination rights for the Company and Parent, including (i) if the Merger is not consummated on or before July 28, 2026, (ii) if the requisite stockholder approval is not obtained at a meeting of Company stockholders (or any adjournment or postponement thereof) at which a vote is taken on the Merger, (iii) if the other party breaches its representations, warranties, or covenants in a manner that would cause the conditions to the closing of the transactions contemplated by the Merger Agreement to not be satisfied and fails to cure such breach within the applicable cure period, or (iv) if any law, order, or judgment prohibiting the Merger has become final and non-appealable. If the Merger Agreement is terminated under certain circumstances, the Company would be required to pay Parent a termination fee of $68.1 million. Parent would be required to pay to the Company a termination fee of $136.2 million if the Merger Agreement is terminated under certain other circumstances.
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
Continued demand for Apple products and general and industry-specific economic and market conditions and reductions in IT spending. Our revenue, results of operations, and cash flows depend on the overall demand for Apple products and our products. The U.S. and other key international economies are impacted by high levels of inflation, elevated interest rates, supply chain disruptions, volatility in credit, equity, and foreign exchange markets, the Russia-Ukraine war, financial instability and instability in the global trade environment including resulting from expanded use of tariffs by the U.S. since the beginning of 2025, potential retaliatory measures by other countries, uncertainty surrounding trade relations, and overall economic uncertainty. These factors could continue to pose the risk of reductions in IT spending by our existing and prospective customers or in requests to renegotiate existing contracts, defaults on payments due on existing contracts, or non-renewals. As result of macroeconomic uncertainty, some of our customers have continued to take a more moderate outlook when planning their future hiring and device growth needs.
Strategic reinvestment plan. On July 15, 2025, the Company announced its strategic reinvestment plan, which is intended to reduce operating costs, improve operating margins, allow for strategic reinvestment, and continue advancing the Company’s ongoing commitment to profitable growth. The strategic reinvestment plan impacted approximately 6.4% of the Company’s full-time employees. The Company incurred severance charges for the strategic reinvestment plan of $9.2 million for the nine months ended September 30, 2025. The Company expects that the execution of the strategic reinvestment plan will be substantially complete by the end of the fourth quarter of 2025, subject to local law and consultation requirements. The Company may also incur charges and expenditures not currently contemplated due to unanticipated events that may occur in connection with the strategic reinvestment plan.
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
Our ARR was $728.6 million and $629.9 million as of September 30, 2025 and 2024, respectively, which is an increase of 16% year-over-year. The growth in our ARR was primarily driven by the acquisition of Identity Automation, device expansion, cross-selling additional solutions to our installed customer base, and the addition of new customers.

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
We calculate dollar-based net retention rate as of a period end by starting with Prior Period ARR. We then calculate the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing twelve months ended September 30, 2025 does not include Identity Automation since it has not been a part of our business for the full trailing twelve months.
Our dollar-based net retention rates were 104% and 106% for the trailing twelve months ended September 30, 2025 and 2024, respectively.
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
General and administrative. General and administrative expenses consist primarily of employee compensation costs for corporate personnel, such as those in our executive, human resource, facilities, accounting and finance, legal and compliance, and IT departments. General and administrative expenses also include non-personnel costs such as legal, accounting, and other professional fees. In addition, general and administrative expenses include certain expenses resulting from our evaluation and completion of acquisition and merger opportunities, which primarily consist of third-party expenses, such as legal and accounting fees, as well as expense recognized for deferred compensation related to the acquisition of dataJAR. General and administrative expenses also include system transformation costs, which are primarily associated with the implementation of sales software and software supporting our business including enterprise resource planning, as well as the implementation of other systems to upgrade processes, governance, and systems. General and administrative expenses also include restructuring and other cost optimization charges.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Subscription	$179,610	$156,070	$516,597	$453,851
Services	3,884	3,192	11,016	10,395
License	—	24	3	179
Total revenue	183,494	159,286	527,616	464,425
Cost of revenue:
Cost of subscription(1)(2)(3)(4)(5)(6) (exclusive of amortization expense shown below)	35,040	29,149	100,567	85,300
Cost of services(1)(2)(3)(4)(5)(6) (exclusive of amortization expense shown below)	4,258	3,831	12,106	11,220
Amortization expense	4,680	3,048	12,202	9,604
Total cost of revenue	43,978	36,028	124,875	106,124
Gross profit	139,516	123,258	402,741	358,301
Operating expenses:
Sales and marketing(1)(2)(3)(4)(5)(6)	60,931	60,056	184,874	186,743
Research and development(1)(2)(3)(4)(5)(6)	38,621	35,977	113,282	104,992
General and administrative(1)(2)(3)(4)(5)(6)(7)	35,006	36,136	103,551	102,761
Amortization expense	8,374	6,948	23,586	20,741
Total operating expenses	142,932	139,117	425,293	415,237
Loss from operations	(3,416)	(15,859)	(22,552)	(56,936)
Interest (expense) income, net	(2,347)	1,574	(2,640)	5,255
Foreign currency transaction (loss) gain	(598)	3,354	2,776	3,373
Other expense, net	—	—	(850)	—
Loss before income tax benefit (provision)	(6,361)	(10,931)	(23,266)	(48,308)
Income tax benefit (provision)	1,848	(1,310)	(1,593)	(3,719)
Net loss	$(4,513)	$(12,241)	$(24,859)	$(52,027)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$3,228	$2,931	$9,751	$8,542
Services	445	445	1,242	1,308
Sales and marketing	5,267	7,887	20,827	22,561
Research and development	6,536	6,581	19,954	18,981
General and administrative	6,462	7,563	22,371	20,877
	$21,938	$25,407	$74,145	$72,269

(2) Includes payroll taxes related to stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$1	$73	$242	$255
Services	(6)	33	51	57
Sales and marketing	6	259	833	876
Research and development	22	155	568	514
General and administrative	21	112	526	548
	$44	$632	$2,220	$2,250
(3) Includes depreciation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$516	$346	$1,238	$951
Services	71	46	168	139
Sales and marketing	738	700	2,038	2,120
Research and development	639	467	1,570	1,360
General and administrative	353	259	889	768
	$2,317	$1,818	$5,903	$5,338
(4) Includes transaction-related costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$6	$—	$67	$—
Services	—	27	—	194
Sales and marketing	—	—	77	—
Research and development	58	119	63	538
General and administrative	3,390	342	7,883	4,530
	$3,454	$488	$8,090	$5,262
(5) Includes system transformation costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$120	$74	$338	$178
Services	16	9	46	9
Sales and marketing	258	390	833	525
Research and development	149	157	431	157
General and administrative	2,591	5,701	7,914	9,675
	$3,134	$6,331	$9,562	$10,544

(6) Includes restructuring and other cost optimization charges as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue:
Subscription	$6	$—	$75	$7
Services	101	—	132	—
Sales and marketing	6,929	(31)	7,320	6,487
Research and development	570	1	1,505	709
General and administrative	1,424	712	2,087	1,669
	$9,030	$682	$11,119	$8,872
(7) General and administrative also includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Offering costs	$—	$—	$—	$872
Extraordinary legal settlements and non-recurring litigation costs	—	11	—	(122)
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as a percentage of total revenue)
Revenue:
Subscription	98%	98%	98%	98%
Services	2	2	2	2
License	—	—	—	—
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	19	18	19	18
Cost of services (exclusive of amortization expense shown below)	2	3	2	3
Amortization expense	3	2	3	2
Total cost of revenue	24	23	24	23
Gross profit	76	77	76	77
Operating expenses:
Sales and marketing	33	38	35	40
Research and development	21	23	21	23
General and administrative	19	23	20	22
Amortization expense	5	3	4	4
Total operating expenses	78	87	80	89
Loss from operations	(2)	(10)	(4)	(12)
Interest (expense) income, net	(1)	1	(1)	1
Foreign currency transaction (loss) gain	—	2	1	1
Other expense, net	—	—	—	—
Loss before income tax benefit (provision)	(3)	(7)	(4)	(10)
Income tax benefit (provision)	1	(1)	(1)	(1)
Net loss	(2)%	(8)%	(5)%	(11)%

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
SaaS subscription and support and maintenance	$169,082	$151,485	$17,597	12%	$491,273	$439,992	$51,281	12%
On-premise subscription	10,528	4,585	5,943	NM	25,324	13,859	11,465	83
Subscription revenue	179,610	156,070	23,540	15	516,597	453,851	62,746	14
Professional services	3,884	3,192	692	22	11,016	10,395	621	6
Perpetual licenses	—	24	(24)	(100)	3	179	(176)	(98)
Non-subscription revenue	3,884	3,216	668	21	11,019	10,574	445	4
Total revenue	$183,494	$159,286	$24,208	15%	$527,616	$464,425	$63,191	14%
NM Not Meaningful.
For the three and nine months ended September 30, 2025, total revenue increased as a result of higher subscription revenue. Subscription revenue accounted for 98% of total revenue for both the three and nine months ended September 30, 2025 and 2024. The increase in subscription revenue was driven by the acquisition of Identity Automation, device expansion, cross-selling, and the addition of new customers.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenue:
Cost of subscription (exclusive of amortization expense shown below)	$35,040	$29,149	$5,891	20%	$100,567	$85,300	$15,267	18%
Cost of services (exclusive of amortization expense show below)	4,258	3,831	427	11	12,106	11,220	886	8
Amortization expense	4,680	3,048	1,632	54	12,202	9,604	2,598	27
Total cost of revenue	$43,978	$36,028	$7,950	22%	$124,875	$106,124	$18,751	18%
Gross margin	76%	77%			76%	77%
Three months ended
For the three months ended September 30, 2025, cost of revenue increased primarily due to an increase in cost of subscription revenue and amortization expense. Cost of subscription revenue increased primarily due to a $2.2 million increase in employee compensation costs, a $1.7 million increase in third-party hosting costs, and a $1.0 million increase in computer hardware and software costs. Amortization expense increased primarily due to the increase in intangible assets from the Identity Automation acquisition.
Nine months ended
For the nine months ended September 30, 2025, cost of revenue increased primarily due to an increase in cost of subscription revenue and amortization expense. Cost of subscription revenue increased primarily due to a $6.9 million increase in employee compensation costs, a $2.9 million increase in computer hardware and software costs, a $1.5 million increase in third-party hosting costs, a $1.2 million increase in stock-based compensation expense and related payroll taxes, and a $0.8 million increase in outside services. Amortization expense increased primarily due to the increase in intangible assets from the Identity Automation acquisition.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Operating expenses:
Sales and marketing	$60,931	$60,056	$875	1%	$184,874	$186,743	$(1,869)	(1)%
Research and development	38,621	35,977	2,644	7	113,282	104,992	8,290	8
General and administrative	35,006	36,136	(1,130)	(3)	103,551	102,761	790	1
Amortization expense	8,374	6,948	1,426	21	23,586	20,741	2,845	14
Operating expenses	$142,932	$139,117	$3,815	3%	$425,293	$415,237	$10,056	2%
Three months ended
For the three months ended September 30, 2025, sales and marketing expenses increased primarily due to a $7.0 million increase in restructuring and other cost optimization charges, partially offset by a $2.9 million decrease in stock-based compensation expense and related payroll taxes and a $2.3 million decrease in employee compensation costs.
For the three months ended September 30, 2025, research and development expenses increased primarily due to a $0.8 million increase in employee compensation costs, a $0.6 million increase in outside services, and a $0.6 million increase in restructuring and other cost optimization charges.
For the three months ended September 30, 2025, general and administrative expenses decreased primarily due to a $3.1 million decrease in system transformation costs and a $1.2 million decrease in stock-based compensation expense and related payroll taxes, partially offset by a $3.0 million increase in transaction-related costs and a $0.9 million increase in employee compensation costs.
For the three months ended September 30, 2025, amortization expense increased primarily due to the increase in intangible assets from the Identity Automation acquisition.
Nine months ended
For the nine months ended September 30, 2025, sales and marketing expenses decreased primarily due to a $1.9 million decrease in employee compensation costs and a $1.8 million decrease in stock-based compensation and related payroll taxes, partially offset by a $1.0 million increase in travel-related expenses, and a $0.8 million increase in restructuring and other cost optimization charges.
For the nine months ended September 30, 2025, research and development expenses increased primarily due to a $2.5 million increase in employee compensation costs, a $1.2 million increase in outside services, a $1.1 million increase in computer hardware and software costs, a $1.0 million increase in stock-based compensation and related payroll taxes, a $1.0 million increase in third-party hosting costs, and a $0.8 million increase in restructuring and other cost optimization charges.
For the nine months ended September 30, 2025, general and administrative expenses increased primarily due to a $3.4 million increase in transaction-related costs, a $2.1 million increase in employee compensation costs, and a $1.5 million increase in stock-based compensation expense and related payroll taxes, partially offset by a $1.8 million decrease in system transformation costs, a $1.4 million decrease in outside services, a $0.9 million decrease in offering costs, and a $0.8 million decrease in computer hardware and software costs.
For the nine months ended September 30, 2025, amortization expense increased primarily due to the increase in intangible assets from the Identity Automation acquisition.
Interest (Expense) Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Interest (expense) income, net	$(2,347)	$1,574	$(3,921)	NM	$(2,640)	$5,255	$(7,895)	NM
NM Not Meaningful.

Three and nine months ended
For the three and nine months ended September 30, 2025, the change in interest (expense) income, net was primarily due to an increase in interest expense related to the 2025 Term Loan and lower average earned interest rates, partially offset by an increase in interest income due to higher average invested balances.
Foreign Currency Transaction (Loss) Gain

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Foreign currency transaction (loss) gain	$(598)	$3,354	$(3,952)	NM	$2,776	$3,373	$(597)	(18)%
NM Not Meaningful.
Three and nine months ended
For the three and nine months ended September 30, 2025, the change in foreign currency transaction (loss) gain was primarily due to the impact of changes in foreign currency exchange rates, primarily the GBP and EUR.
Other Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Other expense, net	$—	$—	$—	—%	$(850)	$—	$(850)	NM
NM Not Meaningful.
Nine months ended
Other expense, net for the nine months ended September 30, 2025 consists of an impairment loss recorded on a strategic investment. See Note 2 of our condensed consolidated financial statements for additional information.
Income Tax Benefit (Provision)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Income tax benefit (provision)	$1,848	$(1,310)	$3,158	NM	$(1,593)	$(3,719)	$2,126	57%
Effective tax rate	29.1%	(12.0)%			(6.8)%	(7.7)%
NM Not Meaningful.
Three and nine months ended
The change in the effective tax rate for the three months ended September 30, 2025 compared to the prior year period was primarily due to the impact of the BEAT, which we were not subject to prior to the first quarter of 2025, as well as the favorable impact of the OBBBA on the domestic tax liability.
The change in the effective tax rate for the nine months ended September 30, 2025 compared to the prior year period was primarily due to the impact of the Identity Automation acquisition. See Note 11 of our condensed consolidated financial statements for additional information.
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
Certain of these non-GAAP measures exclude amortization expense, stock-based compensation expense, foreign currency transaction loss (gain), amortization of debt issuance costs, transaction-related costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, impairment charges, and extraordinary legal settlements and non-recurring litigation costs. Transaction-related costs include certain expenses resulting from our evaluation and completion of acquisition and merger opportunities, which primarily consist of third-party expenses, such as legal and accounting fees, as well as expense recognized for deferred compensation related to the acquisition of dataJAR. System transformation costs are primarily associated with the implementation of updated sales software and software supporting our business including enterprise resource planning, as well as the implementation of other systems to upgrade processes, governance, and systems. System transformation costs include costs that were expensed as incurred and the amortization of capitalized costs. The transformation included a comprehensive redesign of our systems, including the quoting, contracting, and invoicing processes, and the systems and tools we use.
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
Non-GAAP Gross Profit and Non-GAAP Gross Profit Margin
We use non-GAAP gross profit and non-GAAP gross profit margin, and believe it is useful to our investors, to understand and evaluate our operating performance and trends and to prepare and approve our annual budget. We define non-GAAP gross profit as gross profit, adjusted for amortization expense, stock-based compensation expense, transaction-related costs, payroll taxes related to stock-based compensation, system transformation costs, and restructuring and other cost optimization charges. We define non-GAAP gross profit margin as non-GAAP gross profit as a percentage of total revenue.
A reconciliation of non-GAAP gross profit to gross profit and non-GAAP gross profit margin to gross profit margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Gross profit	$139,516	$123,258	$402,741	$358,301
Amortization expense	4,680	3,048	12,202	9,604
Stock-based compensation	3,673	3,376	10,993	9,850
Transaction-related costs	6	27	67	194
Payroll taxes related to stock-based compensation	(5)	106	293	312
System transformation costs	136	83	384	187
Restructuring and other cost optimization charges	107	—	207	7
Non-GAAP gross profit	$148,113	$129,898	$426,887	$378,455
Gross profit margin	76%	77%	76%	77%
Non-GAAP gross profit margin	81%	82%	81%	81%
Non-GAAP Operating Income and Non-GAAP Operating Income Margin
We use non-GAAP operating income and non-GAAP operating income margin, and believe it is useful for our investors, to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We define non-GAAP operating income as operating loss, adjusted for amortization expense, stock-based compensation expense, transaction-related costs, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, and extraordinary legal settlements and non-recurring litigation costs. We define non-GAAP operating income margin as non-GAAP operating income as a percentage of total revenue.
A reconciliation of non-GAAP operating income to operating loss and non-GAAP operating income margin to operating loss margin, the most directly comparable GAAP measures, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating loss	$(3,416)	$(15,859)	$(22,552)	$(56,936)
Amortization expense	13,054	9,996	35,788	30,345
Stock-based compensation	21,938	25,407	74,145	72,269
Transaction-related costs	3,454	488	8,090	5,262
Offering costs	—	—	—	872
Payroll taxes related to stock-based compensation	44	632	2,220	2,250
System transformation costs	3,134	6,331	9,562	10,544
Restructuring and other cost optimization charges	9,030	682	11,119	8,872
Extraordinary legal settlements and non-recurring litigation costs	—	11	—	(122)
Non-GAAP operating income	$47,238	$27,688	$118,372	$73,356
Operating loss margin	(2)%	(10)%	(4)%	(12)%
Non-GAAP operating income margin	26%	17%	22%	16%
Non-GAAP Net Income
We use non-GAAP net income, and believe it is useful for our investors, to understand and evaluate our operating performance and trends. We define non-GAAP net income as net loss, adjusted for income tax benefit (provision), amortization expense, stock-based compensation expense, foreign currency transaction loss (gain), amortization of debt issuance costs, transaction-related costs, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, impairment charges, and extraordinary legal settlements and non-recurring litigation costs, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. statutory tax rate.
We define non-GAAP income before income taxes as loss before income taxes adjusted for amortization expense, stock-based compensation expense, foreign currency transaction loss (gain), amortization of debt issuance costs, transaction-related costs, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, impairment charges, and extraordinary legal settlements and non-recurring litigation costs.
We define non-GAAP provision for income taxes as the current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. statutory tax rate.

A reconciliation of non-GAAP net income to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(4,513)	$(12,241)	$(24,859)	$(52,027)
Exclude: income tax benefit (provision)	1,848	(1,310)	(1,593)	(3,719)
Loss before income tax benefit (provision)	(6,361)	(10,931)	(23,266)	(48,308)
Amortization expense	13,054	9,996	35,788	30,345
Stock-based compensation	21,938	25,407	74,145	72,269
Foreign currency transaction loss (gain)	598	(3,354)	(2,776)	(3,373)
Amortization of debt issuance costs	877	722	2,396	2,119
Transaction-related costs	3,454	488	8,090	5,262
Offering costs	—	—	—	872
Payroll taxes related to stock-based compensation	44	632	2,220	2,250
System transformation costs	3,134	6,331	9,562	10,544
Restructuring and other cost optimization charges	9,030	682	11,119	8,872
Impairment charges	—	—	850	—
Extraordinary legal settlements and non-recurring litigation costs	—	11	—	(122)
Non-GAAP income before income taxes	45,768	29,984	118,128	80,730
Non-GAAP provision for income taxes (1)	(10,985)	(7,196)	(28,351)	(19,375)
Non-GAAP net income	$34,783	$22,788	$89,777	$61,355
(1) In accordance with the SEC’s Non-GAAP Financial Measures Compliance and Disclosure Interpretation, the Company’s blended U.S. statutory rate of 24% is used as an estimate for the current and deferred income tax expense associated with our non-GAAP income before income taxes.
Adjusted EBITDA
We use adjusted EBITDA, and believe it is useful for our investors, to understand and evaluate our operating performance and trends. We define adjusted EBITDA as net loss, adjusted for interest expense (income), net, (benefit) provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, foreign currency transaction loss (gain), transaction-related costs, offering costs, payroll taxes related to stock-based compensation, system transformation costs, restructuring and other cost optimization charges, impairment charges, and extraordinary legal settlements and non-recurring litigation costs.

A reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(4,513)	$(12,241)	$(24,859)	$(52,027)
Interest expense (income), net	2,347	(1,574)	2,640	(5,255)
(Benefit) provision for income taxes	(1,848)	1,310	1,593	3,719
Depreciation expense	2,317	1,818	5,903	5,338
Amortization expense	13,054	9,996	35,788	30,345
Stock-based compensation	21,938	25,407	74,145	72,269
Foreign currency transaction loss (gain)	598	(3,354)	(2,776)	(3,373)
Transaction-related costs	3,454	488	8,090	5,262
Offering costs	—	—	—	872
Payroll taxes related to stock-based compensation	44	632	2,220	2,250
System transformation costs	3,134	6,331	9,562	10,544
Restructuring and other cost optimization charges	9,030	682	11,119	8,872
Impairment charges	—	—	850	—
Extraordinary legal settlements and non-recurring litigation costs	—	11	—	(122)
Adjusted EBITDA	$49,555	$29,506	$124,275	$78,694
Liquidity and Capital Resources
General
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $547.2 million, which were held for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions, as well as the available balance of the 2024 Revolving Credit Facility of $173.8 million. Our cash and cash equivalents are comprised of cash, money market deposit accounts, and money market funds with original maturities at the time of purchase of three months or less. Our cash and cash equivalents are held at a diversified portfolio of investment grade global banks and money market investments. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to make continued investments in supporting the growth of our business in the future.
A majority of our customers pay in advance for subscriptions and support and maintenance contracts, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2025, we had deferred revenue of $440.5 million, of which $380.2 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
On April 1, 2025, the Company acquired Identity Automation for total purchase consideration of $216.1 million, which included $176.1 million paid upon closing and deferred cash consideration of $40.0 million paid on October 1, 2025. The cash consideration paid upon closing was funded with the Company’s cash on hand.
As of September 30, 2025, there were $1.2 million in outstanding letters of credit under the 2024 Credit Agreement and $371.4 million outstanding on our 2026 Notes, which mature on September 1, 2026. On May 21, 2025, the Company entered into Amendment No. 1 to the 2024 Credit Agreement, which provided for the 2025 Term Loan in an aggregate principal amount of $400.0 million. See Note 8 of our condensed consolidated financial statements for additional information. The Company used the proceeds of the 2025 Term Loan to pay the deferred cash consideration in connection with the acquisition of Identity Automation, and anticipates using the remainder of the proceeds, in its discretion, to (i) repurchase a portion of the 2026 Notes in open market repurchases or through privately negotiated transactions, (ii) pay fees, costs, and expenses incurred with the foregoing and Amendment No. 1 to the 2024 Credit Agreement, and (iii) finance working capital and other general corporate purposes.

Future Liquidity and Capital Resource Requirements
We believe our cash and cash equivalents, the 2024 Revolving Credit Facility, and cash provided by sales of our software solutions and services will be sufficient to meet our working capital and capital expenditure needs and debt service requirements for at least the next 12 months, as well as other known long-term cash requirements. Our future capital requirements will depend on many factors including the timing and closing of the Merger, the costs related to the Merger, our growth rate, market conditions, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may use cash to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights.
As of September 30, 2025, our principal commitments consist of obligations under our 2026 Notes, the 2025 Term Loan, contractual agreements for hosting services and other support software, operating leases for office space, and the deferred consideration in connection with the acquisition of Identity Automation. See Note 8 of our condensed consolidated financial statements for additional information on the commitments related to the 2025 Term Loan. Additionally, in the second quarter of 2025, the Company entered into an amended contractual agreement with an unrelated party for hosting services, which includes a non-cancelable commitment of $147.3 million over the next three years. Any remaining commitments under the prior agreement were terminated upon the commencement date of the amended agreement. Other than as described above, there have been no other material changes to our commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$107,431	$21,516
Net cash used in investing activities	(183,142)	(9,477)
Net cash provided by (used in) financing activities	395,250	(40,863)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(433)	102
Net increase (decrease) in cash, cash equivalents, and restricted cash	319,106	(28,722)
Cash, cash equivalents, and restricted cash, beginning of period	228,344	250,809
Cash, cash equivalents, and restricted cash, end of period	$547,450	$222,087
Cash paid for interest	$9,815	$727
Cash paid for purchases of equipment and leasehold improvements	4,575	6,674
Operating Activities
Our largest source of operating cash is cash collections from our subscription customers. Our primary use of cash from operating activities is employee-related expenditures, marketing expenses, and third-party hosting costs.
During the nine months ended September 30, 2025, net cash provided by operating activities was $107.4 million, an increase of $85.9 million compared to the nine months ended September 30, 2024. The change was primarily attributable to an increase in cash received from our customers, an $18.1 million decrease in cash paid for system transformation costs, and a $5.4 million decrease in cash paid for transaction-related costs, partially offset by a $9.1 million increase in cash paid for interest, an increase in cash paid for third-party hosting costs, and a $1.8 million increase in cash paid for restructuring and other cost optimization charges.

Investing Activities
During the nine months ended September 30, 2025, net cash used in investing activities was $183.1 million, an increase of $173.7 million compared to the nine months ended September 30, 2024. The increase was primarily attributable to cash paid, net of cash acquired, of $175.6 million for the Identity Automation acquisition in the second quarter of 2025, partially offset by a $2.1 million decrease in purchases of equipment and leasehold improvements.
Financing Activities
During the nine months ended September 30, 2025, net cash provided by financing activities was $395.3 million compared to net cash used in financing activities of $40.9 million for the nine months ended September 30, 2024. The change was primarily attributable to proceeds from the 2025 Term Loan of $400.0 million in the second quarter of 2025 and $35.4 million paid for the repurchase and retirement of common stock in the prior year period.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2025. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2024 for a detailed discussion of our market risks.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Uncertainties associated with the Merger could adversely affect our business, results of operations, financial condition, and the trading price of our common stock.
On October 28, 2025, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. At closing, our common stock will be delisted from the NASDAQ and we will cease to be a reporting company. Completion of the Merger is subject to various customary closing conditions and regulatory approvals including the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock. The failure to satisfy these closing conditions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons.
The pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption to our ongoing operations and create uncertainties, any of which could have an adverse effect on our business, results of operations, financial condition, and trading price of our common stock, regardless of whether the Merger is completed. These risks include, but are not limited to:
•an adverse effect on our relationship with vendors, customers, and employees, including if our vendors, customers, or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•a diversion of a significant amount of management time and resources toward the completion of the Merger;
•being subject to certain restrictions on the conduct of our business;
•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger; and
•difficulties attracting and retaining key employees.

The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or by termination of the Merger Agreement. Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the per share consideration is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition, or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•the fact that the exchange of common stock for cash pursuant to the Merger will be a taxable transaction for United States federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of our Company.
Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.
The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain customary termination rights for us and Parent, including (i) if the Merger is not consummated on or before July 28, 2026, (ii) if the requisite stockholder approval is not obtained at a meeting of Company stockholders (or any adjournment or postponement thereof) at which a vote is taken on the Merger, (iii) if the other party breaches its representations, warranties, or covenants in a manner that would cause the conditions to the closing of the transactions contemplated by the Merger Agreement to not be satisfied and fails to cure such breach within the applicable cure period, or (iv) if any law, order, or judgment prohibiting the Merger has become final and non-appealable. If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline, we may experience negative reactions from the financial markets, including negative stock price impacts, or we may experience negative reactions from our business partners, and you may not recover your investment or receive a price for your shares of common stock similar to what has been offered pursuant to the Merger.
In addition, if the Merger Agreement is terminated by Parent under certain circumstances set forth in the Merger Agreement, the Company will be required to pay Parent a termination fee of $68.1 million. If the Company is required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on the Company’s financial condition and results of operations.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.
Under the Merger Agreement, we are restricted from soliciting or engaging in discussions or negotiations with respect to any alternative business combination transaction. These provisions could discourage a third-party that may have an interest in acquiring all or a significant part of our business from considering or proposing an acquisition, even if such third-party were prepared to pay consideration with a higher value than the value of the consideration provided for in the Merger Agreement.
We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.
Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to limit the conduct of our business to those actions undertaken in the ordinary course of business and to refrain from, among other things, incurring certain debt; entering into, adopting, amending, modifying, or terminating any Company employee benefit plan; increasing the compensation or employee benefits of any director or officer; settling, releasing, waiving, or compromising certain legal proceedings; materially changing our methods, principles, or practices of financial accounting; and incurring certain capital expenditures. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement.
We and our directors may be subject to litigation challenging the Merger, and an unfavorable judgment or ruling in any such lawsuit could prevent or delay the consummation of the Merger and/or result in substantial costs.
Putative stockholder complaints, including stockholder class action complaints, and other complaints that may be filed against us, our Board, parties involved in the Merger, and others in connection with the transactions contemplated by the Merger Agreement may delay or prevent the consummation of the Merger. The outcome of any such demands and complaints or any litigation is uncertain, and we may not be successful in defending against these claims. Whether or not any claims are successful, this type of litigation could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, operating results, and financial condition.
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
In July 2025, we announced a strategic reinvestment plan, which is intended to reduce operating costs, improve operating margins, allow for strategic reinvestment, and continue advancing our ongoing commitment to profitable growth. The strategic reinvestment plan impacted approximately 6.4% of our full-time employees. The strategic reinvestment plan, or any similar actions taken in the future, could negatively impact our ability to attract, integrate, retain, and motivate key employees.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements
On September 16, 2025, Jason Wudi, the Company’s Chief Innovation Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Wudi's trading plan provides for the potential sale of up to 123,657 shares of common stock, including upon the vesting of RSUs, subject to certain conditions, from on or about December 16, 2025 through the earlier of the date all of the shares under the plan are sold and May 1, 2026.

Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

2.1*
Agreement and Plan of Merger, dated as of October 28, 2025, by and among Jamf Holding Corp., Jawbreaker Parent, Inc. and Jawbreaker Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 30, 2025).

3.1
Second Amended and Restated Certificate of Incorporation of Jamf Holding Corp., dated July 24, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 27, 2020).

3.2	Amended and Restated Bylaws of Jamf Holding Corp., dated July 24, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on July 27, 2020).

10.1
Voting Agreement, dated as of October 28, 2025, by and among Jamf Holding Corp., Jawbreaker Parent, Inc. and certain investment funds affiliated with Vista Equity Partners Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 30, 2025).

10.2
Voting Agreement, dated as of October 28, 2025, by and among Jamf Holding Corp., Jawbreaker Parent, Inc., John Strosahl and Dean Hager (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 30, 2025).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
** The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAMF HOLDING CORP. (Registrant)

Date: November 10, 2025	By:	/s/ David Rudow
David Rudow
Chief Financial Officer (Principal Financial Officer)